Form 10QSB
period 1996-09-30
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1996-11-14
CIK 1017904

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended September 30, 1996
                                          or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From _______________ to ________________.

Commission file number  333-05060C
                        ----------

                            EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY
           ---------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                Minnesota                         41-1771946
     ------------------------------           -------------------
    (State or other jurisdiction of           (I.R.S. employer
     incorporation or organization)           identification no.)


         607 West Travelers Trail
           Burnsville, Minnesota                          55337
   --------------------------------------                --------
  (Address of principal executive offices)              (Zip code)

                                    (612) 894-9229
                      -----------------------------------------
                              Issuer's telephone number

                                    Not Applicable
           ---------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes  / /     No  /x/

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value -- 8,805,500 issued and outstanding as of October 31, 1996. Series A Convertible Preferred Stock, $.01 par value -- 4,600,000 issued and outstanding as of October 31, 1996.

    Transitional Small Business Disclosure Format (check one):  Yes / /  No /x/

                            EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY

                           QUARTERLY REPORT ON FORM 10-QSB



PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.       Financial Statements:

              Balance Sheets as of September 30, 1996
              (Unaudited) and December 31, 1995                            3

              Statements of  Operations (Unaudited)
              for the three months ended
              September 30, 1996 and 1995, the nine
              months ended September 30, 1996 and
              1995, and cumulative for the period from
              inception to September 30, 1996                              4

              Statements of Cash Flows (Unaudited)
              for the nine months ended
              September 30, 1996 and 1995, and
              cumulative for the period from inception
              to September 30, 1996                                        5

              Notes to Financial
              Statements (Unaudited)                                       6

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                   7


PART II. OTHER INFORMATION                                                 9


         SIGNATURES                                                       11

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                          (A Development Stage Company)

                                 Balance Sheets

                                                   September 30,  December 31,
                                                       1996          1995
                                                   -------------  ------------
                                                    (Unaudited)
                  ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                         $10,337,010    $  788,419
  Short-term investments                                      -       912,630
  Other current assets                                      864         3,595
                                                    -----------    ----------
      Total current assets                           10,337,874      1,704,644


PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $58,979 and $26,755                   145,245        85,960


INTELLECTUAL PROPERTY, to be amortized                  118,277        88,641

OTHER ASSETS                                              3,343         3,343
                                                    -----------    ----------
                                                    $10,604,739    $1,882,588
                                                    -----------    ----------
                                                    -----------    ----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $190,551    $  117,334
  Accrued liabilities                                    59,772        12,045
  Notes payable                                          73,077        24,351
                                                    -----------    ----------
        Total current liabilities                       323,400       153,730
                                                    -----------    ----------

SHAREHOLDERS' EQUITY:
  Series A Convertible Preferred Stock,
    5,014,000 shares authorized, stated
    par value of $.01; 4,600,000 shares
    issued and outstanding at September 30, 1996         46,000             -
  Common stock, 25,000,000 shares authorized,
    stated par value of $.01; 8,805,500 and
    8,725,500 shares issued and outstanding              83,246        82,446
  Additional paid-in capital                         13,637,869     3,270,669
  Deficit accumulated during the development
    stage                                            (3,485,776)   (1,624,257)
                                                    -----------    ----------
        Total shareholders' equity                   10,281,339     1,728,858
                                                    -----------    ----------
                                                    $10,604,739    $1,882,588
                                                    -----------    ----------
                                                    -----------    ----------

      The accompanying notes are an integral part of these balance sheets.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)

                                                                                                                   Cumulative for
                                                                                                                   the Period From
                                                                                                                      Inception
                                                   Three Months Ended                  Nine Months Ended            (December 22,
                                                      September 30                        September 30                  1993) To
                                              ----------------------------        ----------------------------       September 30,
                                                 1995               1996             1995              1996             1996
                                              ---------          ---------        ---------        -----------       ------------
PREOPERATING EXPENSES:
  General and administrative                  $ 107,318          $ 243,554        $ 303,591        $   634,020       $  1,337,618
  Research and development                      195,719            351,691          584,032            918,377          1,730,804
  Marketing                                      25,972            170,013           70,329            360,282            499,389
                                              ---------          ---------        ---------        -----------      -------------
      Total preoperating expenses               329,009            765,258          957,952          1,912,679          3,567,811

INTEREST INCOME                                  16,197             25,299           20,384             53,469             96,991

INTEREST EXPENSE                                   (655)            (1,205)          (1,763)            (2,309)           (14,956)
                                              ---------          ---------        ---------        -----------      -------------

NET LOSS                                      $(313,467)         $(741,164)       $(939,331)       $(1,861,519)       $(3,485,776)
                                              ---------          ---------        ---------        -----------      -------------
                                              ---------          ---------        ---------        -----------      -------------

NET LOSS PER COMMON SHARE                         $(.04)             $(.08)           $(.12)             $(.21)             $(.49)
                                              ---------          ---------        ---------        -----------      -------------
                                              ---------          ---------        ---------        -----------      -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    8,675,500          8,805,500        7,880,860          8,785,500          7,090,602
                                              ---------          ---------        ---------        -----------      -------------
                                              ---------          ---------        ---------        -----------      -------------

   The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                  Nine Months Ended          Cumulative for the
                                                                                     September 30           Period From Inception
                                                                             ---------------------------     (December 22, 1993)
                                                                                 1995            1996       To September 30, 1996
                                                                             ----------      -----------    ---------------------
OPERATING ACTIVITIES:
    Net loss                                                                 $ (939,331)     $(1,861,519)        $(3,485,776)
    Adjustments to reconcile net loss to net cash used in operating activities-
        Depreciation                                                             11,910           32,224              58,979
        Change in current assets and liabilities:
          Other current assets                                                     (738)           2,731                (864)
          Accounts payable                                                       36,807           73,217             190,551
          Accrued liabilities                                                   (12,390)          47,727              59,772
                                                                             ----------      -----------         -----------

               Net cash used in operating activities                           (903,742)      (1,705,620)         (3,177,338)
                                                                             ----------      -----------         -----------

INVESTING ACTIVITIES:
    Sales of short-term investments, net                                              -          912,630                   -
    Property and equipment additions                                            (71,998)         (91,509)           (199,214)
    Payments incurred for intellectual property                                 (19,676)         (29,636)           (118,277)
    Change in other assets                                                            -                -              (3,343)
                                                                             ----------      -----------         -----------
               Net cash provided by (used in) investing activities              (91,674)         791,485            (320,834)
                                                                             ----------      -----------         -----------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                                  65,070           75,025             205,095
    Repayment of notes payable                                                  (30,719)         (26,299)            (57,018)
    Proceeds from issuance of common stock, net of offering expenses          2,643,126          100,000           3,373,105
    Proceeds from issuance of Series A Convertible Preferred Stock,
      net of offering expenses                                                        -       10,314,000          10,314,000
                                                                             ----------      -----------         -----------
               Net cash provided by financing activities                      2,677,477       10,462,726          13,835,182
                                                                             ----------      -----------         -----------
               Net increase in cash and cash equivalents                      1,682,061        9,548,591          10,337,010

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                         303,453          788,419                   -
                                                                             ----------      -----------         -----------
    End of period                                                            $1,985,514      $10,337,010         $10,337,010
                                                                             ----------      -----------         -----------
                                                                             ----------      -----------         -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                              $  1,763         $  2,309           $  14,266
    Noncash transactions-
        Conversion of note payable into common stock                                  -                -              75,000
        Issuance of common stock for services                                         -           62,500             125,000
        Issuance of common stock in settlement of construction payable                -                -               5,010

     The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying balance sheet of Excelsior-Henderson Motorcycle Manufacturing Company (the Company) as of September 30, 1996 and the statements of operations for the three and nine months ended September 30, 1995 and 1996, and cumulative for the period from inception (December 22, 1993) to September 30, 1996 and the statements of cash flows for the nine months ended September 30, 1995 and 1996 and cumulative for the period from inception (December 22, 1993) to September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form SB-2 Registration Statement. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.



2.   SHAREHOLDERS' EQUITY:

During the three months ended September 30, 1996, the Company completed a registered offering (the Offering) of 4,600,000 shares of Series A Convertible Preferred Stock. The Company received net proceeds of approximately $10,314,000 from the Offering with the proceeds to be used for further industrial design, engineering and testing of the Company's Super X motorcycle; manufacturing site analysis and development; motorcycle production line design, development and tooling costs; marketing; general operating expenses; and working capital. In connection with the Offering, the Company issued 394,000 warrants to the underwriters to purchase shares of Series A Convertible Preferred Stock at $3.00 per share, expiring September 2001.

3.   NET LOSS PER COMMON SHARE:

Net loss per common share for all periods presented are computed using the weighted average number of common shares outstanding. Shares reserved for the conversion of Series A Convertible Preferred Stock, warrants or stock options are not considered because the impact of the incremental shares is antidilutive.

                            EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Company, which is in the development stage, is designing and intends to mass produce American made, proprietary, premium quality, heavyweight cruiser and touring motorcycles. The Company has developed several generations of models and prototypes of its initial motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X"). The Company intends to manufacture and market the Super X and additional heavyweight cruiser and touring motorcycles.

RESULTS OF OPERATIONS

    The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of any material operating history. The Company does not anticipate having motorcycle sales revenue until 1998 and then only if significant additional financing is obtained. The Company's accumulated deficit was $3,485,776 at September 30, 1996, compared to $1,624,257 at December 31, 1995. Such increase is due to increased spending on product research and development, marketing and personnel. The Company's accumulated deficit is expected to continue to grow in the foreseeable future due to continued product research and development, expanded marketing and dealer network development expenses, increased staffing and other general operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company completed the sale of $11.5 million of its Series A Convertible Preferred Stock on September 17, 1996. The Company will require significant additional financing, currently expected to be in excess of $20 million, to complete the activities described above and begin mass production. Such additional financing, if raised, is currently expected to be used for acquisition of real property for and construction of the Company's manufacturing and administrative facility; the establishment of an assembly system, tooling and manufacturing lines for the Super X; finishing the final development details for the Super X; marketing; public relations; hiring and training additional personnel; launching the production and delivery to dealers of the Super X; and general operating expenses and working capital. The Company expects that the cost of all of these activities will be in excess of $20 million. The use of the proceeds from such future financings, and the estimated cash required for acquisition of real property for and construction of the manufacturing facility and the establishment of an assembly system, tooling and manufacturing lines are current estimates only, are subject to change at any time.

    The Company anticipates raising such additional financing through a combination of (i) additional equity financing (including private placements and/or an initial public offering of the Company's Common Stock), (ii) long- or short-term debt financing (including loans from banks or other financial entities or debt instruments issued by the Company), (iii) equipment leasing arrangements and (iv) incentives from local and state government entities (including grants and debt financing). Debt financing may involve restrictive covenants that address interests different than those of the Company's shareholders. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing will be on terms acceptable to the Company or its shareholders.

    The Company currently is finalizing arrangements with certain governmental entities for debt financing. The Company has signed a non-binding letter of intent with the City of Belle Plaine, Minnesota to provide incentives for funding the construction of the Company's manufacturing and administrative facility. The letter of intent contemplates the following sources of funds, subject to placement of such bonds and debt: City of Belle Plaine government obligation tax increment financing bonds with net proceeds of approximately $1.9 million, mortgage-backed debt arranged through the Economic Development Authority of Belle Plaine in the amount of approximately $4.4 million and $1.0 million provided by the Company. Such amounts are subject to further negotiation. In addition, the

Minnesota Department of Trade and Economic Development has offered, subject to further approvals, a loan of approximately $7.0 million for equipment financing through its Small Business Development Loan Program, with terms subject to further negotiation.

    The Company contemplates that its available cash resources, together with its planned additional facility, equipment and tooling financing needs (currently estimated to be in excess of $20 million), will finance the Company's business plan for the next twelve months.

EMPLOYEES

    As of September 30, 1996, the Company had ten full-time employees. The Company anticipates adding administrative, supervisory, production and marketing staff as the Company's needs for such personnel increase due to progress on the Company's business plan. Such needs will depend on the pace of development of the Super X and the construction of the Company's manufacturing and administrative facility. The Company expects to hire an increasing number of motorcycle production workers as the Company proceeds towards production of the Super X.

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

- COMPANY EXPECTS TO REQUIRE SIGNIFICANT ADDITIONAL FINANCING, CURRENTLY EXPECTED TO BE IN EXCESS OF $20 MILLION; AVAILABLE CASH RESOURCES, TOGETHER WITH PLANNED ADDITIONAL FINANCING, WILL FINANCE THE COMPANY'S BUSINESS PLAN FOR THE NEXT TWELVE MONTHS -- The Company's anticipated capital needs could be well in excess of $20 million, due to unexpected increased costs of construction of the Company's manufacturing and administrative facility, increased labor costs, increased costs of motorcycle parts and raw materials or increased marketing and dealer network development expenses, and increased rate of consumption of available cash resources due to such factors.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996:

     3   Amended Certificate of Designation
    27   Financial Data Schedule

    Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the registrant during the quarterly period ended September 30, 1996.

                            EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  EXCELSIOR-HENDERSON MOTORCYCLE
                                  MANUFACTURING COMPANY


DATE:  November 11, 1996          By:    /s/ Thomas M. Rootness
                                       ------------------------------
                                          Thomas M. Rootness,
                                            Vice President of Finance
                                            and Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)

                                  INDEX TO EXHIBITS


EXHIBIT  DESCRIPTION                                       PAGE
-------  -----------                                       ----
3        Amended Certificate of Designation                FILED
                                                      ELECTRONICALLY
27       Financial Data Schedule                           FILED
                                                      ELECTRONICALLY