Form 10KSB40
period 1996-12-31
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1997-03-28
CIK 1017904

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-KSB


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Fiscal Year Ended December 31, 1996
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From _______________ to
    ________________.

                          Commission file number 333-05060C

                           EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY
             -----------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             MINNESOTA                               41-1771946
         ---------------                           ---------------
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                   identification no.)

    607 West Travelers Trail
        Burnsville, Minnesota                          55337
-----------------------------------------           --------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code:   (612) 894-9229
                                                      ---------------

    Securities registered under Section 12(b) of the Act:  None
    Securities registered under Section 12(g) of the Act:  None

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                             Yes  [X]       No  [ ]

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

    The issuer had no revenues in its most recent fiscal year.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997 was $20,923,438, based on the price at which the Company's Series A Convertible Preferred Stock was sold in September 1996. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual stockholders holding more than 20% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the registrant or any such person as to the status of such person.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value -- 8,817,500 issued and outstanding as of March 20, 1997. Series A Convertible Preferred Stock, $.01 par value -- 4,600,000 issued and outstanding as of March 20, 1997.

  Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                        PART I

ITEM 1.  BUSINESS

    Excelsior-Henderson Motorcycle Manufacturing Company (the "Company"), which is in the development stage, is designing and intends to mass produce American made, proprietary, premium quality, heavyweight cruiser and touring motorcycles. The Company's motorcycles will have names and designs that are reminiscent of classic American heavyweight motorcycles manufactured earlier in this century by the Excelsior Supply Company ("Excelsior Supply"). The Company has developed several generations of prototypes of its initial motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X"). The Company first publicly unveiled a running prototype of the Super X at the Sturgis Motorcycle Rally in Sturgis, South Dakota on August 5, 1996. The Company anticipates commencing production of the Super X in 1998.*

    The Company has chosen its trademarks to recall motorcycles manufactured earlier in this century by Excelsior Supply. Excelsior Supply was one of the "Big Three" motorcycle manufacturers, which also included Harley-Davidson and Indian Motocycle Company. When it ceased production in 1931, Excelsior Supply was manufacturing a Super X motorcycle and a Henderson DeLuxe Four, both of which had excellent reputations for quality and performance. See "The Excelsior-Henderson Heritage."

    The Company has designed the Super X, and intends to design other motorcycles, to have a nostalgic appeal by continuing certain distinctive design features originally used by Excelsior Supply. The Company's proprietary motorcycles will be of premium quality, with modern engineering and technology, and not replicas of the motorcycles made by Excelsior Supply.* See "Motorcycles Being Developed."

    To create strong brand identity for its products, the Company intends to foster a culture and lifestyle that is reminiscent of the classic American motorcycling heritage.* To achieve this, the Company intends to design its motorcycles and make custom parts and accessories available to facilitate individual owner customization.* The Company also intends to sell rider apparel and eventually to license certain of its trademarks on a broad range of consumer items.* In addition, the Company intends to sponsor and promote a motorcycle owners' group and a magazine for owners and enthusiasts.* See "Marketing.

THE EXCELSIOR-HENDERSON HERITAGE

    In the early part of this century, it has been estimated that there were over 200 American motorcycle manufacturing companies. Until 1931, the "Big Three" motorcycle manufacturers, Excelsior Supply, Harley-Davidson and Indian Motocycle Company, were dominant with an estimated 90% market share. Excelsior Supply ceased operations in 1931 during the Great Depression and Indian Motocycle Company ceased operations in 1953. Harley-Davidson has been the only significant American heavyweight cruiser and touring motorcycle manufacturer since 1953. See "Industry and Competition."

    Founded in Chicago in 1876, Excelsior Supply was owned by bicycle producer Ignatz Schwinn from 1911 until it ceased production. Excelsior Supply produced, among others, a Big X motorcycle and a Super X motorcycle, featuring large "X-twin" engines. In 1917, Excelsior Supply purchased the Henderson Motorcycle Company ("Henderson") of Detroit, Michigan and continued to manufacture a Henderson DeLuxe Four, which featured an inline four cylinder engine.

_____________________
*The information presented in this Annual Report on Form 10-KSB under the headings "Item 1. Business", "Item 2. Property" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Forward-Looking Statements" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated by an asterisk.

    The motorcycles manufactured by Excelsior Supply and Henderson were a significant force both on the racetrack and for road use. These motorcycles set many performance records, including the first motorcycle to circle the world (the Henderson DeLuxe Four) and the first to break the 100 m.p.h. speed barrier (the Big X). Also, many police departments used motorcycles manufactured by Excelsior Supply, as did the U.S. government during World War I. Several famous personalities of the time owned motorcycles produced by Excelsior Supply, including aviator Charles Lindbergh and automobile manufacturer Henry Ford. Lindbergh later donated his Big X to Ford and the motorcycle currently resides in the Henry Ford Museum.

    In 1929, Excelsior Supply restyled its Super X and Henderson DeLuxe Four motorcycles into its "Streamline" product line. Motorcycle historians have cited these "Streamline" models as among the originators of the classic American heavyweight motorcycle look, now commonly associated with other domestic and foreign motorcycle manufacturers. For the Excelsior Supply Super X, this classic look included a large displacement "X-twin" engine, a tear drop shaped split fuel tank, full valanced fenders, a curved front frame that followed the contour of the front fender, a low slung seat in which the rider sat into the bike, a leading link front suspension with fork tubes that passed through the front fender, a tank-mounted instrument panel, balloon tires and premium single and two-tone paint finishes.

    The Company has chosen its trademarks and is designing its motorcycles to recall the nostalgic appeal of the motorcycles manufactured by Excelsior Supply. The Company will further this nostalgic appeal by continuing certain distinctive design features used by Excelsior Supply.*

 DEVELOPMENTS TO DATE

    Since the Company's inception, it has made considerable progress in developing and executing its business plan.

    1993      -    Researched Excelsior-Henderson Heritage
              -    Developed Business Plan
              -    Incorporated Company

    1994      -    Filed Trademark Applications
              -    Engaged Engine Development Company
              -    Completed Initial Equity Financing
              -    Engaged Industrial Design Firms
              -    Commenced Market Research

    1995      -    Completed Second Equity Financing
              -    Continued Engine Development
              -    Engaged Chassis Design Engineers
              -    Assembled First Generations of Engineering and Styling
                     Models and Prototypes of Super X
              -    Engaged Market Development Firm

    1996      -    Completed Primary Executive Management Team Recruitment
              -    Successfully Bench Tested Running Proprietary Engine
              -    Completed Search for Location of Manufacturing and
                     Administrative Facility
              -    Integrated Proprietary Engine into Prototype Super X
              -    Publicly Unveiled Four Super X Prototypes at Sturgis
                     Motorcycle Rally
              -    Completed Third Equity Financing

    1997      -    Public Showing and Parade of Prototypes at Daytona Beach
                    1997 Bike Week

    In 1993, Co-Founders Dan and Dave Hanlon researched a market opportunity they believed existed in the heavyweight motorcycle industry. After researching the market, they determined that the trademarks of Excelsior Supply had remained substantially unused since Excelsior Supply ceased operations. They decided that the combination of Excelsior Supply's available trademarks and its rich heritage would facilitate marketing, and favorably influence the development of, the heavyweight motorcycles they planned to manufacture. Since that time, the Company's engineering staff, working with independent design and engineering firms, has been developing the Super X for mass production. Concurrent with its product development efforts, the Company began securing its trademarks and has been using its trademarks since such time. Also during such time, the Company began its marketing efforts through educating the public about the Company's heritage and products.

    The Company's plan is to continue to develop the Super X for mass production in 1998.* Concurrent with such development, the Company will begin construction of its administrative and manufacturing facility, acquire tooling for its production line, continue developing its initial dealer network by soliciting dealer applications and secure governmental certification for the Super X.* The Company will step up its marketing efforts with a nationwide publicity campaign, including participating at consumer events and trade shows to build demand for the Super X and will continue its market research efforts through consumer and dealer focus groups.* The Company intends to hire additional management, professional engineering, production and marketing staff as needed.*

MOTORCYCLES BEING DEVELOPED

    The Company is developing premium quality motorcycles in the heavyweight motorcycle category.* A "heavyweight" motorcycle is typically understood to mean motorcycles having engine displacements of 751cc or greater.

    The new Super X is inspired by many of the distinctive design features of the original Excelsior Supply Super X, including a large displacement "X-twin" engine, a sleekly styled, tear drop shaped fuel tank, full valanced fenders, a curved front frame that follows the contour of the front fender, a low slung seat in which a rider will sit into the bike, a leading link front suspension with fork tubes that pass through the front fender, a tank-mounted instrument panel, wide profile tires and modern, high gloss, single and two-tone paint finishes. The Super X, however, is a new motorcycle featuring modern engineering and performance, and is not a replica of the original Excelsior Supply Super X. Further design, engineering and testing of the Super X are expected before mass production is commenced in 1998.* The following projected specifications of the Super X are subject to further testing and are therefore subject to change:


                   Wheelbase           65 Inches
                   Length              95 Inches
                   Weight              675 lbs.
                   Seat Height         26.5 Inches
                   Engine Size         85 Cubic Inches (1386cc)
                   Engine Design       50DEG.  "X-twin"
                   Engine Cooling      Air and Oil
                   Fuel Distribution   Electronic Fuel Injection
                   Valves              4 Valves Per Cylinder, Overhead Cam
                                       Driven
                   Frame               Double Wishbone, Full Travel
                                       Suspension with Leading Link Front End
                   Transmission        5 Speed, Constant Mesh
                   Fuel Capacity       5 Gallons
                   Load Capacity       675 lbs.

    After commencement of mass production of the Super X, the Company intends to expand its product line by developing additional models of motorcycles, including a heavyweight touring motorcycle and an entry-level cruiser, each with classic American heavyweight styling.*

MANUFACTURING PLAN

    As the Company moves toward mass production of the Super X, anticipated to occur in 1998, it expects to engage experienced original equipment manufacturers to produce various components of the Super X.* The Company will constantly review such vendors to ensure strict quality control.* The Company will then be the final assembler of the Company's proprietary and non-proprietary components.* The Company believes that this is a common practice in the industry. In addition to final assembly, the Company anticipates that the assembly and testing of the powertrain, welding of frames and final painting will occur in the Company's manufacturing facility to control quality.* The Company believes that these processes are critical to the success of the Company's products.

    Based on current projections, the Company believes that it will initially need approximately 175,000 square feet for its manufacturing and administrative facility.* The Company is in the process of designing the floor plan for its production line and preparing specifications for the engineering of such production line. After the Company builds and relocates to its facility, currently anticipated to occur in Fall 1997, the Company believes it will take an additional six to nine months of preparation before production of the Super X commences.*

MARKET

    The Company anticipates that the average customer for its proposed motorcycle products will be a male in his forties, with a household income of approximately $65,000, who purchases the Company's motorcycles for recreational purposes rather than for transportation and who will be an experienced motorcycle rider.* The Company believes that such purchasers will purchase the Company's products based on the heritage of the Company's name, the styling of the Company's products and the fact that the Company's products are American made.* According to recent demographic surveys, the number of Americans that will fall into the 45-65 age bracket, a substantial portion of the Company's anticipated target market, is projected to increase by 30% over the next five years.*

MARKETING

    Concurrent with its product development, the Company engaged the services of a marketing agency whose personnel are experienced in the marketing of heavyweight motorcycles and initiated a marketing campaign to educate the public about the Company's heritage and to build demand for the Company's products.
The Company has also developed its in-house sales and marketing team by adding personnel who are experienced in dealer recruitment and retail marketing. The Company has conducted both consumer and motorcycle dealer focus groups to aid in its market research. This campaign has generated many news articles, including articles in most of the national and international motorcycle magazines, as well as many articles and news telecasts in the non-motorcycle media. The Company implemented an extensive marketing campaign for the first public unveiling of a prototype of the Super X at the Sturgis Motorcycle Rally in Sturgis, South Dakota on August 5, 1996. The Company was an official sponsor of the 1996 Sturgis Rally, along with other companies such as Coca-Cola, BMW, Harley-Davidson and R.J. Reynolds. The Company also held marketing events at the Daytona Beach 1997 Bike Week by displaying prototypes of the Super X and opening the week by holding the first Annual Excelsior-Henderson Motorcycle Parade.

    In the period leading up to the first sale of the Super X, the Company will step up its marketing efforts and intends to implement a nationwide marketing campaign to foster further awareness of the Company and to build demand for the Super X.*

    In addition to its marketing specific to the Super X, and to create strong brand identity for all of its products, the Company intends to foster a culture and lifestyle that are reminiscent of the classic American motorcycling heritage.* The Company will do this through sales of motorcycle parts and accessories and rider apparel, and through sponsoring and promoting a motorcycle owners' group, rallies and a magazine for owners and enthusiasts.* In addition, the Company was the exclusive sponsor of a two-year exhibition, "Excelsior-Henderson, the Lost Legend," featuring the largest collection of vintage Excelsior Supply and Henderson Motorcycles ever assembled, at the American Motorcyclist Association Motorcycle Heritage Museum near Columbus, Ohio.

    The Company sells a wide variety of apparel products such as hats, T-shirts and jackets with the Company's logos to increase public exposure and familiarization with its products. The Company believes that its marketing efforts to date have led to the development of a substantial non-binding waiting list of persons who have indicated an interest in buying a Super X.

DISTRIBUTION

    The Company currently is developing its motorcycle dealer network from among the more than 3,000 authorized dealers of new motorcycles in the United States. The Company has established criteria for selecting dealers of the Company's products and is implementing its strategy to solicit key, well established dealers of other motorcycle product lines that fit the Company's criteria, but has not yet entered into any agreements with dealers. Through market research and dealer focus groups, the Company has determined the factors that it believes are necessary to ensure a high quality, service oriented dealer network. These factors include location near key population centers, excellent industry reputation, professional appearance, profitable operations, a sales floor sufficient to display the Company's products, the ability to maintain adequate inventories of motorcycles, parts, supplies and other merchandise, a knowledgeable sales staff and the ability to provide full-service maintenance (including at least one Company trained, full time technician responsible for the maintenance and repair of the Company's products). The Company intends that its dealers will add value by emphasizing customer service, product knowledge and the promotion of lifestyle motorcycle products and events (E.G., customized after-market parts, motorcycle apparel and accessories, customer appreciation and promotional events, rallies, etc.) to sell the Company's products.*

INDUSTRY AND COMPETITION

    Within the motorcycle industry, there are four types of heavyweight (751cc or greater) motorcycles: (i) Standard, which emphasizes simplicity and cost;
(ii) Performance, which emphasizes handling and speed; (iii) Touring, which emphasizes comfort and amenities for long-distance travel; and (iv) Cruiser, which features the distinctive styling of classic American motorcycles built during the early years of the motorcycling industry and is designed to facilitate individual owner customization. Touring and cruiser models comprise approximately 75% of the U.S. heavyweight market and are the only types of heavyweight motorcycles that the Company plans to design and market. In 1995, U.S. registrations of heavyweight motorcycles increased by approximately 11% over 1994 registrations, and U.S. registrations of heavyweight motorcycles increased by 74% from 1990 through 1995.

    The heavyweight motorcycle industry currently has only one established American motorcycle manufacturer, Harley-Davidson, and eight established foreign-owned motorcycle manufacturers: BMW, Ducati, Honda, Kawasaki, Moto-Guzzi, Suzuki, Triumph and Yamaha. The Company's primary competitor in the U.S. heavyweight market is expected to be Harley-Davidson, which has been the only significant American heavyweight cruiser and touring motorcycle manufacturer since 1953. In 1997, Polaris Industries Inc., an established manufacturer of snowmobiles, personal watercraft and all terrain vehicles, announced that it would begin manufacturing a cruiser motorcycle to be available in limited quantities in Spring 1998. Over the years, the Company has been aware of several efforts to revive the "Indian" brand motorcycle name on new motorcycles, which efforts may or may not continue. Due to the growing market for heavyweight motorcycles, the Company expects that other manufacturers will attempt to enter the industry.

    According to its 1995 Annual Report, in 1995, Harley-Davidson had a 55.8% share of the U.S. heavyweight motorcycle market and had revenue of approximately $956 million from the sale of motorcycles and related products in such market. In 1995, Harley-Davidson estimates that it had a market share of approximately 31% of worldwide heavyweight motorcycle registrations. Trade publications and dealers have estimated that there are waiting lists from 12 to 24 months on some of Harley-Davidson's models, with an average waiting list as high as 18 months. In response to such demand, Harley-Davidson has tripled its production capabilities over the past decade and forecasts doubling its 1995 production capacity by 2003.

    The Company expects that buying decisions in the heavyweight motorcycle market will be based on a number of factors including American heritage, quality, styling, reliability, product features, price and warranties.* The Company intends to design its motorcycles to be of high quality, with strong emphasis on styling, reliability and American heritage.* The Company intends to price its products at a slight premium to its primary competitor and differentiate its products in the areas of engine size and design (including four valves per cylinder, dual overhead camshafts and a computer controlled engine management system), styling, exterior finishing and suspension.*

    The U.S. and worldwide heavyweight motorcycle markets are highly competitive and all of the Company's existing major competitors will have resources that are substantially greater than those of the Company, will have larger overall sales volumes and will be more diversified than the Company.

INTELLECTUAL PROPERTY RIGHTS

    The Company believes that it has the exclusive right to use the trademarks "Excelsior-Henderson," "Super X," and "X-twin", among others, and certain related word and design trademarks in the United States and in certain foreign countries in connection with the manufacture or sale of motorcycles. The Company has registrations of these marks pending approval in the United States Patent and Trademark Office and in certain foreign countries. The Company also believes that it has the right to use these marks on ancillary merchandise and apparel. The Company has secured such trademarks upon the abandonment by Excelsior Supply of such trademarks over 60 years ago, and the subsequent use of and applications to register such trademarks by the Company.

    The Company owns copyrights for its designs used as trademarks and generates documents in the course of its operations that are protected by copyright. The Company intends to register its copyrights in its designs and its promotional materials and other works with the U.S. Copyright Office as such registration becomes appropriate.*

    The Company currently owns no patents, nor has it filed or been assigned any patent applications. At an appropriate point in the design process of its motorcycles, the Company may file patent applications with the U.S. Patent and Trademark Office to cover certain features or aspects of its motorcycles.*

    There are no claims of infringement against the Company and the Company is not and has not been involved in any litigation regarding its intellectual property rights. There are no outstanding threats by the Company against anyone for violation of the Company's intellectual property rights.

GOVERNMENT REGULATIONS

    Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution that will affect the business and operations of the Company. The Company expects that its facilities and products will comply with all environmental regulations and standards.*

    The Company's motorcycles will be subject to certification by the U.S. Environmental Protection Agency for compliance with applicable emissions and noise standards. In addition, the Company expects that its motorcycles will also be subject to the more stringent emissions standards of the State of California Air Resources Board that may require the Company to modify its motorcycles for California. The Company expects that it will obtain certification of full compliance with all such applicable standards as needed.*

    The Company's motorcycles also will be subject to the National Traffic and Motor Vehicle Safety Act and the rules promulgated thereunder by the National Highway Traffic Safety Administration. The Company expects that its motorcycles will fully comply with all applicable federal motor vehicle safety standards and regulations.*

    Federal, state and local authorities have adopted various standards relating to air, water and noise pollution that will affect the Company's manufacturing operations. The Company intends to comply with all federal, state and local environmental regulations as appropriate for its manufacturing operations.*

    In addition, the European Union and other foreign governmental entities have governmental regulations to which the Company's motorcycles will be subject and the Company expects to comply with such regulations as applicable.*

RESEARCH AND DEVELOPMENT

    The Company has incurred research and development expenses of $2.1 million through December 31, 1996. The Company is a development stage company, and since the Company's formation in December 1993 through

December 31, 1996, the Company has accumulated a deficit of $4.1 million in connection with its formation and initial development operations.

INCOME TAXES

    The Company has reported net operating loss carryforwards of approximately $3.2 million as of December 31, 1996. A valuation allowance equal to the full amount of the related deferred tax asset has been established due to the uncertainty of realization of the deferred tax asset. See Note 5 to the Notes to the Financial Statements.

ITEM 2.  PROPERTY

    The Company leases 12,895 square feet of space located at 607 West
Travelers Trail, Burnsville, Minnesota, which the Company uses for offices, a shop area, a museum and retail display showroom and a warehouse. The lease for this facility expires on December 31, 1997, or, at the Company's option, on October 31, 1997 or November 30, 1997 with 90 days' written notice, and provides for a monthly rent of $8,384 through June 30, 1997 and $9,148 through December 31, 1997.

    The Company currently is negotiating arrangements with certain governmental entities and Ryan Companies US, Inc. ("Ryan"), an experienced project construction company for financing and construction of its manufacturing and administrative facility. The cost of the facility is estimated to be approximately $10 million.* The facility is currently estimated to be 175,000 square feet and will be located in Belle Plaine, Minnesota. The Company anticipates relocation to the facility in Fall 1997.* The Company has signed a development agreement with the City of Belle Plaine to provide incentives for partial funding of the construction of the facility. The development agreement contemplates that the City of Belle Plaine will issue government obligation tax increment financing bonds with net proceeds of approximately $2.3 million. The Company has guaranteed the underlying real estate tax payment through a fixed minimum market value upon which the property tax assessment will be made, and if the real estate tax payments are insufficient to allow the City to make principal and interest payments on the bonds, then the Company is obligated to pay any such difference. With respect to the remaining balance of approximately $7.7 million, it is anticipated that Ryan will arrange for mortgage-backed debt financing in the amount of approximately $5.0 million, with the remaining estimated $2.7 million provided by the Company.* Such amounts are subject to further negotiation.

    In addition, the Minnesota Department of Trade and Economic Development has offered, subject to further approvals, to loan approximately $7.0 million for equipment financing through its Small Business Development Loan Program, with terms subject to further negotiation.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders by the registrant during the fourth quarter of the fiscal year covered by this report.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no public trading market for the Company's common or preferred equity securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company, which is in the development stage, is designing and intends to mass produce American made, proprietary, premium quality, heavyweight cruiser and touring motorcycles.* The Company has developed several generations of prototypes of its initial motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X").

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

    GENERAL. The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of any material operating history. The Company does not anticipate having motorcycle sales revenue until 1998 and then only if significant additional financing is obtained. The Company's accumulated deficit was $4.1 million at December 31, 1996, an increase of 156% compared to $1.6 million at December 31, 1995, which in turn was an increase of 310% compared to $390,000 at December 31, 1994. Net losses increased by 108% to $2.5 million in 1996 from $1.2 million in 1995 and by 208% in 1995 from $389,000 in 1994. Historic spending levels are not indicative of anticipated future spending levels because the Company is entering a period of increased spending on product research and development, expanded marketing and dealer network development expenses and increased staffing and other general operating expenses. For these reasons, the Company believes its expenses and losses, and accumulated deficit will increase significantly before any material product revenues are generated.*

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 85% to $1.3 million in 1996 from $702,000 in 1995 and by 538% in 1995 from $110,000 in 1994. The increases were primarily due to increased product design and development costs, as well as the costs of prototype development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 55% to $716,000 in 1996 from $461,000 in 1995 and by 90% in 1995 from $242,000 in 1994. The increases were primarily due to staffing increases and other general operating expenses.

    MARKETING EXPENSES. Marketing expenses increased by 549% to $694,000 in 1996 from $107,000 in 1995 and by 234% in 1995 from $32,000 in 1994. The increases were primarily due to staffing increases, increased advertising and promotion costs and, during 1996, expenses associated with the unveiling of the prototype Super-X at the Sturgis Motorcycle Rally in Sturgis, South Dakota.

    INTEREST INCOME. Interest income increased by 295% to $174,000 in 1996 from $44,000 during 1995. The Company received no interest income during 1994. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the sale of the Company's Preferred Stock during 1996 (See
Note 4 of Notes to Financial Statements) and from the proceeds of the sales of Common Stock during 1994, 1995 and 1996 (See Statements of Stockholders' Equity in the Financial Statements). Unless the Company raises additional funds in 1997, interest income is expected to decline as a result of a decrease in invested funds because of the use of such funds to finance the Company's development efforts.*

    INTEREST EXPENSE. Interest expense decreased by 43% to $4,000 in 1996 from $7,000 in 1995 and increased by 40% in 1995 from $5,000 in 1994. Interest expense is primarily related to certain notes payable to banks (See Note 3 of Notes to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations since inception have been funded primarily by proceeds from sales of its capital stock. As of December 31, 1996, the Company had cash, cash equivalents and short-term investments of $9.4 million and working capital of $9.0 million. Cash used in operations increased by $1.1 million in 1996 to $2.3 million from $1.2 million in 1995, an increase of 92%, and by $901,000 in 1995 from $299,000 in 1994, an increase of 301%.

    The Company completed the sale of $11.5 million of its Series A Convertible Preferred Stock on September 17, 1996. The Company will require significant additional financing, currently estimated to be in excess of $45 million, to complete the activities described above and begin mass production. Such additional financing, if raised, is currently expected to be used for acquisition of real property for and construction of the Company's manufacturing and administrative facility; the establishment of an assembly system, tooling and manufacturing lines for the Super X; finishing the final development details for the Super X; marketing; public relations; hiring and training additional personnel; launching the production and delivery to dealers of the Super X; and general operating expenses and working capital.* The use of the proceeds from such future financings, and the estimated cash required for acquisition of real property for and construction of the manufacturing facility and the establishment of an assembly system, tooling and manufacturing lines are current estimates only, and are subject to change at any time.

    The Company anticipates raising such additional financing through a combination of (i) additional equity financing (including private placements and/or an initial public offering of the Company's Common Stock), (ii) long- or short-term debt financing (including loans from banks or other financial entities or debt instruments issued by the Company), (iii) equipment leasing arrangements and (iv) incentives from local and state government entities (including grants and debt financing).* Debt financing may involve restrictive covenants that address interests different than those of the Company's shareholders. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing will be on terms acceptable to the Company or its shareholders.

    The Company is currently negotiating arrangements with certain governmental entities and Ryan for financing and construction of its manufacturing and administrative facility, which is estimated to cost approximately $10 million. The Company has signed a development agreement with the City of Belle Plaine, Minnesota to provide incentives for partial funding of the construction of the facility. The development agreement contemplates that the City of Belle Plaine will issue government obligation tax increment financing bonds with net proceeds of approximately $2.3 million. The Company has guaranteed the underlying real estate tax payment through a fixed minimum market value upon which the property tax assessment will be made, and if the real estate tax payments are insufficient to allow the City to make principal and interest payments on the bonds, then the Company is obligated to pay any such difference. With respect to the remaining balance of approximately $7.7 million, it is anticipated that Ryan will arrange for mortgage-backed debt financing in the amount of approximately $5.0 million, with the remaining estimated $2.7 million provided by the Company.* Such amounts are subject to further negotiation.

    In addition, the Minnesota Department of Trade and Economic Development has offered, subject to further approvals, to loan approximately $7.0 million for equipment financing through its Small Business Development Loan Program, with terms subject to further negotiation.

    The Company contemplates that its available cash resources, together with its planned additional facility, equipment and tooling financing needs (currently estimated to be in excess of $45 million), will finance the Company's business plan for the next 12 to 18 months.* If such additional financing is not received, or smaller amounts are received, then the pace of development of the Super-X will be significantly slowed, and, if the Company is unable to ever secure such financing, the Company is ultimately expected to fail.

EMPLOYEES

    As of December 31, 1996, the Company had 11 full-time employees. The Company anticipates adding administrative, supervisory, engineering, production and marketing staff as the Company's needs for such personnel increase due to progress on the Company's business plan.* Such needs will depend on the pace of development of the Super X and the construction of the Company's manufacturing and administrative facility. The Company expects to hire an increasing number of technical, administrative and motorcycle production workers as the Company proceeds towards production of the Super X.* The Company is not subject to any collective bargaining agreement.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB, including those indicated by an asterisk above (some of which are summarized below), are forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

-   COMPANY INTENDS TO COMMENCE PRODUCTION OF THE SUPER X IN 1998--
    Production of the Super X, and any additional motorcycles the Company may produce, is dependent upon the successful completion of many items of the Company's business plan, including obtaining the additional financing described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", the construction of the Company's administrative and manufacturing facility, establishing a motorcycle production line, engaging suppliers to manufacture components of the Company's products, hiring additional engineering and production personnel and the ability of the Company's engineering and production staff to successfully design and mass produce the prototype Super X. Factors that may affect the successful completion of such items include the inability to raise the amount of additional financing needed, delays in the construction of, or other problems with the Company's administrative and manufacturing facility, problems in establishing the motorcycle production line, the inability of the Company to locate competent suppliers or obtain adequate quantities of supplies, the inability to hire qualified additional personnel and the inability of the Company's engineering and production staff to design, engineer and produce the Super X. In addition, production of the Super X will require certain governmental certifications and approvals, which the Company may not be able to obtain within the contemplated time period.

- CONSTRUCTION AND EQUIPPING OF THE COMPANY'S ADMINISTRATIVE AND MANUFACTURING FACILITY ANTICIPATED TO OCCUR BY FALL 1997--The construction of the Company's administrative and manufacturing facility by Fall 1997, and establishing the motorcycle production line are dependent on the ability of the Company to complete the facility financing described under "Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and the ability of Ryan to complete the facility within such time frame. Such financing is subject to further negotiation. If such financing is delayed or not received, the construction of the facility will be similarly delayed, or may not occur at all.

- MARKETING OF PREMIUM QUALITY MOTORCYCLES--The marketing of the Super X and any additional motorcycles the Company may produce as premium quality motorcycles is dependent upon the ability of the Company's marketing and sales personnel to convince motorcycle dealers and the public that such motorcycles are of premium quality and are distinguishable from the products of the Company's competitors. Such efforts may not be successful if the Company's products are perceived by dealers or the public as being of lesser quality or indistinguishable from products of the Company's competitors.

- SOLICITATION OF KEY, WELL-ESTABLISHED DEALERS--The Company's ability to solicit the type of dealers that it anticipates will be key in selling its products is dependent upon the ability of the Company's sales personnel to convince such dealers that the Company's products will be a successful and profitable line for such dealers. If the Company's products are not so perceived, the Company may be forced to select dealers that it otherwise would not desire, or may not be able to solicit dealers at all, which would result in a delay in marketing of the Super X, and any additional motorcycles the Company may produce.

- ESTIMATED NEED OF $45 MILLION OF ADDITIONAL FINANCING; AVAILABLE CASH RESOURCES, TOGETHER WITH PLANNED ADDITIONAL FACILITY, EQUIPMENT AND TOOLING FINANCING NEEDS, WILL FINANCE THE COMPANY'S BUSINESS PLAN FOR THE NEXT 12 TO 18 MONTHS--The Company has estimated the amount of additional financing it needs to begin production of the Super X based on current projections of the Company. If such projections are incorrect due to unanticipated additional costs of construction and equipping of the Company's manufacturing and administrative facility, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, or other unanticipated events, then the Company may need additional financing in excess of $45 million. There can be no assurance that the Company will be able to obtain such additional financing, or that, if available, such financing will be on terms acceptable to the Company or its shareholders. Any need for such additional financing would delay production of the Super X.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Financial Statements and Notes thereto comencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors and Executive Officers of the Company are as follows:

    Name               Age   Position
    ----               ---   --------

    Daniel L. Hanlon    40   Director, Co-Founder, Co-Chairman of the Board of
                               Directors and Chief Executive Officer

     David P. Hanlon    44   Director, Co-Founder, Co-Chairman of the Board of
                               Directors and Chief Operating Officer

     Alan D. Benz       46   Vice President of Engineering

     Allan C. Hurd      49   Vice President of Manufacturing and
                               Operations

    Thomas M. Rootness  49   Vice President of Finance and Chief
                               Financial Officer


    DANIEL L. HANLON, a founder of the Company, has been Co-Chairman of the Board and Chief Executive Officer of the Company since May 1996 and a Director from the Company's inception in December 1993. Mr. Hanlon was President from December 1993 to April 1996 and was Secretary from December 1993 to August 1994. Immediately prior to founding the Company in 1993, Mr. Hanlon worked as founder, President and Chief Executive Officer of EverGreen Solutions Inc., a manufacturer of degradable packaging materials, from 1990 to December 1993.
From 1985 to 1986, Mr. Hanlon served as Controller of Midwest Importers, and from 1986 to 1990 in sales branch management positions with Knutson Mortgage Corporation and Marquette Banks. Prior to 1985, Mr. Hanlon served in various accounting and strategic planning positions for Eco-Labs (1979) and Honeywell Inc. (1979 to 1984). Mr. Hanlon received his B.A. and M.B.A. degrees from the University of St. Thomas, St. Paul, Minnesota. Mr. Hanlon has been an avid automotive and motorcycle enthusiast for over 20 years. In addition to his college degrees he attended a regional vocational school and received a certificate in Automotive Repair. He was also employed for six years as a lead production and machinery mechanic, repairing or rebuilding manufacturing and processing equipment, including hydraulic, pneumatic and mechanically operated equipment. He currently owns one heavyweight American motorcycle. Mr. Hanlon is a brother of David P. Hanlon.

    DAVID P. HANLON, a founder of the Company, has been Co-Chairman of the Board and Chief Operating Officer of the Company since May 1996, Secretary since August 1994 and a Director from the Company's inception in December 1993. For 17 years, Mr. Hanlon was employed in the commercial truck leasing industry and most recently was the General Manager of the Michigan District for Rollins Leasing Corporation. Prior to 1984, Mr. Hanlon worked for three years as the District Manager of Gelco Truck Leasing in the Memphis, Tennessee district. Prior to 1981, Mr. Hanlon was employed at United Truck Leasing both in sales and general management in Minneapolis, Minnesota, Kansas City, Kansas and Billings, Montana. Mr. Hanlon attended the University of St. Thomas, St. Paul, Minnesota and studied Business Administration. Mr. Hanlon has been an avid motorcycle builder and rider for over 23 years. He has built two custom motorcycles and has won trophies at shows where these motorcycles were displayed. He has also been active within the industry as a motorcycle consumer and immediate past President of a Harley-Davidson motorcycle club in Michigan, and has attended various rallies and meetings for 23 years. He currently owns four heavyweight American motorcycles. Mr. Hanlon is a brother of Daniel L. Hanlon.

    ALAN D. BENZ has been Vice President of Engineering since January 1996.
From March 1995 to the present, Mr. Benz has been the Chief Executive Officer of KIT Engineering Corporation ("KIT"), was President from 1986 to February 1995 and was Vice President from 1983 to 1986. From March 1995 to December 1995, Mr. Benz was on assignment from KIT to work full-time at the Company. KIT was a high-technology engineering company that focused on the optimization of product design through integrating software and services for design, analysis, and testing prior to the sale of its assets in June 1996. KIT no longer has operations and is in the process of being liquidated. KIT was a contractor of the Company and has provided engineering services to Harley-Davidson, General Motors, Ford, Chrysler, John Deere, Caterpillar, Outboard Marine Corporation, and Mercury Marine, among others. From 1972 to 1983, Mr. Benz was a Principal Engineer for Control Data Corporation in the Government Systems Division. Mr. Benz was responsible for technical leadership and support of mechanical design analysis, including providing guidance to junior engineers, marketing support, new project conceptual design, customer interface, and the integration of computer methods for design analysis. In 1982, Mr. Benz was awarded the Technical Excellence Award, Control Data's highest technical engineering award. Mr. Benz received a Bachelor of Aeronautics and Engineering Mechanics degree from the University of Minnesota in 1972. Mr. Benz currently owns one heavyweight American motorcycle.

    ALLAN C. HURD has been Vice President of Manufacturing and Operations since May 1996. From 1987 through May 1996, Mr. Hurd has been employed by Triumph Motorcycles, LTD, the British motorcycle manufacturer. At Triumph, Mr. Hurd was part of the management team responsible for establishing and operating all aspects of motorcycle production, including motorcycle design and development, factory development and layout, manufacturing equipment specification and acquisition and motorcycle production. From March 1991 to May 1996, Mr. Hurd was Production Engineering Manager, from July 1989 to February 1991, he was Design and Production Coordinating Manager and from May 1987 to July 1989, he was Chief Production Engineer. Prior to 1987, Mr. Hurd held production engineering and management positions with other British manufacturing companies, including Unipart Industries, Glynwed Domestic Appliances, Wraxall Hydraulics, Eaton Corporation and Cosworth Engineering. Mr. Hurd has several engineering certificates granted in England and is a member of the Institute of Electrical Engineers (Manufacturing Section) and the Institute of Management. Mr. Hurd currently owns several European motorcycles.

    THOMAS M. ROOTNESS has been Vice President of Finance and Chief Financial Officer since March 1996. From September 1993 to March 1996, Mr. Rootness was Chief Financial Officer, Treasurer and Executive Vice President of Luigino's Inc., a large, multi-national manufacturer of frozen food entrees. From January 1992 to August 1993, Mr. Rootness was General/Plant Manager of the LaBounty Manufacturing division of The Stanley Works after The Stanley Works purchased LaBounty Manufacturing, Inc., a heavy construction equipment manufacturer. Mr. Rootness was Chief Financial Officer of LaBounty Manufacturing from August 1990 until such purchase. From 1989 to August 1990, Mr. Rootness was President and Chief Financial Officer of National Screenprint, Inc., a manufacturer and distributor of imprinted sportswear. From 1988 to 1989, Mr. Rootness was the President and Chief Executive Officer of The Barbers, Inc., a publicly held company that franchises the "Cost Cutters" and "City Looks" hair care salons and formulates and distributes hair care products. From 1986 to 1988, Mr. Rootness was President and Chief Operating Officer of Dahlberg, Inc., then a publicly held company that manufactured and distributed hearing health care products and services, and was Chief Financial Officer and Executive Vice President of Finance from 1980 to 1987. From 1976 to 1980, Mr. Rootness was a Senior Manager in the Tax and Private Business Division of KPMG Peat Marwick, one of the six largest public accounting firms in the world. Mr. Rootness is a Certified Public Accountant and received a Bachelor of Arts in Accounting from the University of Minnesota-Duluth in 1969. Mr. Rootness currently owns four heavyweight American motorcycles.

ITEM 10.  EXECUTIVE COMPENSATION

    EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation earned by the executive officers of the Company.



                         SUMMARY COMPENSATION TABLE

         NAME AND                                                    OPTION AWARDS
    PRINCIPAL POSITION                 YEAR             SALARY       (# OF SHARES)
    ------------------                 ----             ------       --------------
Daniel L. Hanlon,                      1996             $75,865           0
    Co-Founder, Co-Chair and CEO       1995              65,000           0
                                       1994              55,000           0

David P. Hanlon,                       1996              75,865           0
    Co-Founder, Co-Chair and COO       1995              65,000           0
                                       1994              55,000           0



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 20, 1997, the number of shares of Common Stock beneficially owned by each person who is a beneficial owner of more than 5% of the Common Stock (including the shares of the Company's Series A Convertible Preferred Stock which are convertible into Common Stock) issued and outstanding, by each officer named in the Summary Compensation Table, by each director, and by all officers and directors as a group, and as adjusted to reflect the sale of the shares offered hereby and the conversion of the shares to Common Stock. All persons have sole voting and dispositive power over such shares unless otherwise indicated.

                                                                PERCENTAGE OF
NAME AND ADDRESS                                 NUMBER          OUTSTANDING
OF BENEFICIAL OWNER:                           OF SHARES             SHARES
--------------------                         --------------      -------------
Directors and executive officers
  Daniel L. Hanlon(1)                          2,748,000(2)           20.5%
  David P. Hanlon(1)                           2,252,000(3)           16.8%
  Directors and Officers, as a group
  (5 persons, including those named above)(4)   5,110,625             38.1%

Other beneficial owners:
 Heartland Small Cap Contrarian Fund,
  a series of Heartland Group, Inc.(5)          690,000(6)             5.1%

-------------------
(1) 607 West Travelers Trail, Burnsville, MN 55337.
(2) Includes 46,000 shares of Common Stock held in trusts for which Mr. Hanlon's spouse acts as custodian.
(3) Includes 2,000 shares of Common Stock owned by Mr. Hanlon's son.
(4) Includes options to purchase up to 62,500 shares of Common Stock exercisable within 60 days of March 20, 1997.
(5) 790 N. Milwaukee Street, Milwaukee, WI 53202
(6) Shares of Series A Convertible Preferred Stock of the Company, of which class such investor owns 15.0% of the outstanding shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

ITEM 13. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)                                                        Page Number
                                                             in this
    Financial Statements                                   Form 10-KSB
    --------------------                                   ------------

    Report of Independent Public Accountants                    F-1

    Balance Sheets as of December 31, 1995 and 1996             F-2

    Statements of Operations for the Years Ended
      December 31, 1994, 1995 and 1996 and
      Cumulative for the Period from Inception
      (December 22, 1993) to December 31, 1996                  F-3

    Statements of Shareholders' Equity for the Years
      Ended December 31, 1994, 1995 and 1996 and
      Cumulative for the Period from Inception
      (December 22, 1993) to December 31, 1996                  F-4

    Statements of Cash Flows for the Years Ended
      December 31, 1994, 1995 and 1996 and
      Cumulative for the Period from Inception
      (December 22, 1993) to December 31, 1996                  F-5

    Notes to Financial Statements                               F-6

(b) The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996:

Exhibit            Description
-------            -----------
   3.1   Restated Articles of Incorporation of Company.(1)
   3.2 Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock.
   3.3   By-Laws of the Company.(2)
  10.1 Lease Agreement between Kraus-Anderson, Incorporated and the Company dated March 1, 1994.(1)
  10.2 First Amendment to Lease between Kraus-Anderson, Incorporated and the Company dated January 18, 1996.
  10.3 Second Amendment to Lease between Kraus-Anderson, Incorporated and the Company dated December 6, 1996.
  10.4 Contract for Private Development by and among City of Belle Plaine, Minnesota and Belle Plaine Economic Development Authority Belle Plaine, Minnesota and the Company dated as of December 31, 1996.
  27.1   Financial Data Schedule

____________________
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 17, 1996 (Registration No. 333-05060C).
(2) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 23, 1996 (Registration No. 333-05060C).

(c) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 1997

                             EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY


                             By           Daniel L. Hanlon
                                  -----------------------------------
                              Daniel L. Hanlon, Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 25, 1997                      Daniel L. Hanlon
                               ------------------------------------------
                               Daniel L. Hanlon, Co-Founder,
                                Director, Co-Chairman of the Board of Directors and Chief Executive Officer
                                (Principal Executive Officer)


Date: March 25, 199                           David P. Hanlon
                               ------------------------------------------
                               David P. Hanlon, Co-Founder,
                                Director, Co-Chairman of the Board of Directors and Secretary


Date: March 25, 1997                     Thomas M. Rootness
                               ------------------------------------------
                               Thomas M. Rootness, Vice President of
                                Finance and Chief Financial Officer
                                (Principal Financial and Accounting Officer)


                    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                    REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                        EXCHANGE ACT BY NON-REPORTING ISSUERS

    The registrant does not intend to send any annual report regarding fiscal year 1996 or proxy statements to its security holders at this time.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Excelsior-Henderson Motorcycle Manufacturing Company:

We have audited the accompanying balance sheets of Excelsior-Henderson Motorcycle Manufacturing Company (a Minnesota corporation in the development stage) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and cumulative for the period from inception (December 22, 1993) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excelsior-Henderson Motorcycle Manufacturing Company as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and cumulative for the period from inception (December 22, 1993) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise with no significant operating results to date. The factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
   January 17, 1997

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS

                                  AS OF DECEMBER 31


                                                        1995           1996
                                                     ----------    -----------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $  788,419   $ 5,376,601
  Short-term investments                                  912,630     4,044,992
  Other current assets                                      3,595         9,119
                                                       ----------   -----------
         Total current assets                           1,704,644     9,430,712

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $26,755 and $76,250                      85,960       229,082

INTELLECTUAL PROPERTY, to be amortized                     88,641       135,384

OTHER ASSETS                                                3,343       228,222
                                                       ----------   -----------
                                                       $1,882,588   $10,023,400
                                                       ----------   -----------
                                                       ----------   -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $  117,334   $   123,236
  Accrued liabilities                                      12,045       198,751
  Notes payable                                            24,351        70,086
                                                       ----------   -----------
         Total current liabilities                        153,730       392,073
                                                       ----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock, 10,000,000
   shares authorized, par value of $.01;
   4,600,000 shares issued and outstanding at
   December 31, 1996                                            -        46,000
  Common stock, 25,000,000 shares authorized,
   par value of $.01; 8,725,500 and 8,805,500
   shares issued and outstanding                           82,446        83,246
  Additional paid-in capital                            3,270,669    13,637,869
  Deficit accumulated during the development stage     (1,624,257)   (4,135,788)
                                                       ----------   -----------

         Total stockholders' equity                     1,728,858     9,631,327
                                                       ----------   -----------
                                                       $1,882,588   $10,023,400
                                                       ----------   -----------
                                                       ----------   -----------

      The accompanying notes are an integral part of these balance sheets.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                               Statements of Operations


               For the Years Ended December 31, 1994, 1995 and 1996 and
            Cumulative for the Period From Inception (December 22, 1993)
                                 To December 31, 1996



                                                  1994              1995           1996          Cumulative
                                               ----------       ----------      ----------      ------------
PREOPERATING EXPENSES:
 General and administrative                    $   241,630      $   460,793      $  716,154      $  1,419,752
 Research and development                          110,082          702,345       1,271,276         2,083,703
 Marketing                                          32,133          106,974         694,239           833,346
                                               -----------       ----------      ----------      ------------
         Total preoperating expenses               383,845        1,270,112       2,681,669         4,336,801

INTEREST INCOME                                          -           43,522         174,226           217,748
INTEREST EXPENSE                                    (5,346)          (7,301)         (4,088)          (16,735)
                                               -----------       ----------      ----------      ------------

         Net loss                              $  (389,191)     $(1,233,891)     (2,511,531)     $ (4,135,788)
                                               -----------      -----------      ----------      ------------
                                               -----------      -----------      ----------      ------------

         Net loss per common share             $      (.07)     $      (.16)     $     (.29)     $       (.58)
                                               -----------      -----------      ----------      ------------
                                               -----------      -----------      ----------      ------------

         Weighted average common shares
          outstanding                            5,294,125        7,483,588       8,789,966         7,181,348
                                               -----------      -----------      ----------      ------------
                                               -----------      -----------      ----------      ------------


   The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                          Statements of Stockholders' Equity

                                                       Series A Convertible
                                                         Preferred Stock            Common Stock
                                                       --------------------------------------------------
                                                       Shares       Amount      Shares         Amount
                                                       -------      ---------   ----------   ------------
BALANCE AT INCEPTION, December 22, 1993                       -     $    -               -    $       -
  Common shares issued at $.01 per share                      -          -       5,050,000       50,500
  Excess of par value over issuance price                     -          -               -      (45,450)
  Net loss                                                    -          -               -            -
                                                      ---------    -------      ----------   ----------

BALANCE, December 31, 1993                                     -          -      5,050,000        5,050
  Proceeds from sales of common stock,
   $.50 per share, net of offering costs of $23,059            -          -        130,000       41,941
  Proceeds from sales of common stock,
   $.60 per share, net of offering costs of $14,919            -          -        891,650        8,916
  Issuance of common stock in settlement of
   construction payable, $.60 per share                        -          -          8,350           84
  Issuance of common stock from conversion of
   promissory note to investor, $.40 per share,
   net of conversion costs of $2,583                           -          -        187,500        1,875
  Net loss                                                     -          -              -            -
                                                       ---------    -------     ----------   ----------

BALANCE, December 31, 1994                                     -          -      6,267,500       57,866
  Proceeds from sales of common stock,
   $1.25 per share, net of offering costs of $363,874          -          -      2,408,000       24,080
  Issuance of common stock for research
   and development services, $1.25 per share                   -          -         50,000          500
  Net loss                                                     -          -              -            -
                                                       ---------    -------     ----------  ----------

BALANCE, December 31, 1995                                     -          -      8,725,500       82,446
  Proceeds from sales of Series A
   Convertible Preferred Stock, $2.50 per share,
   net of offering costs of $1,186,000                 4,600,000     46,000              -            -
  Issuance of common stock for marketing
   services, $1.25 per share                                   -          -         50,000          500
  Proceeds from exercise of stock options,
   $1.25 per share                                             -          -         30,000          300
  Net loss                                                     -          -              -            -
                                                       ---------    -------     ----------   ----------

BALANCE, December 31, 1996                             4,600,000    $46,000      8,805,500   $   83,246
                                                       ---------    -------     ----------   ----------
                                                       ---------    -------     ----------   ----------

                                                                         Deficit
                                                                      Accumulated
                                                         Additional     During the
                                                          Paid-In      Development
                                                           Capital        Stage          Total
                                                         ----------   -------------  ------------
BALANCE AT INCEPTION, December 22, 1993                   $      -       $     -        $      -
  Common shares issued at $.01 per share                         -             -          50,500
  Excess of par value over issuance price                        -             -         (45,450)
  Net loss                                                       -         (1,175)        (1,175)
                                                        ----------     ----------     ----------

BALANCE, December 31, 1993                                       -         (1,175)         3,875
  Proceeds from sales of common stock,
   $.50 per share, net of offering costs of $23,059              -              -         41,941
  Proceeds from sales of common stock,
   $.60 per share, net of offering costs of $14,919        511,155              -        520,071
  Issuance of common stock in settlement of
   construction payable, $.60 per share                      4,926              -          5,010
  Issuance of common stock from conversion of
   promissory note to investor, $.40 per share,
   net of conversion costs of $2,583                        70,542              -         72,417
  Net loss                                                       -       (389,191)      (389,191)
                                                        ----------     ----------     ----------

BALANCE, December 31, 1994                                 586,623       (390,366)       254,123
  Proceeds from sales of common stock,
    $1.25 per share, net of offering costs of $363,874   2,622,046              -      2,646,126
  Issuance of common stock for research
    and development services, $1.25 per share               62,000              -         62,500
  Net loss                                                       -     (1,233,891)    (1,233,891)
                                                        ----------     ----------     ----------

BALANCE, December 31, 1995                               3,270,669     (1,624,257)     1,728,858
  Proceeds from sales of Series A
   Convertible Preferred Stock, $2.50 per share,
   net of offering costs of $1,186,000                  10,268,000              -     10,314,000
  Issuance of common stock for marketing
   services, $1.25 per share                                62,000              -         62,500
  Proceeds from exercise of stock options,
   $1.25 per share                                          37,200              -         37,500
  Net loss                                                       -     (2,511,531)    (2,511,531)
                                                        ----------     ----------     ----------
BALANCE, December 31, 1996                             $13,637,869    $(4,135,788)    $9,631,327
                                                        ----------     ----------     ----------
                                                        ----------     ----------     ----------

The accompanying notes are an integral part of these financial statements.

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                           (A DEVELOPMENT STAGE COMPANY)

                              Statements of Cash Flows

          For the Years Ended December 31, 1994, 1995 and 1996 and
                    Cumulative for the Period From Inception
                    (December 22, 1993) To December 31, 1996

                                                                1994          1995           1996           Cumulative
                                                            -----------    -----------    ------------     -------------
OPERATING ACTIVITIES:
  Net loss                                                  $ (389,191)   $ (1,233,891)   $ (2,511,531)    $ (4,135,788)
  Adjustments to reconcile net loss to net cash used in
  operating activities-
   Depreciation                                                  5,194          21,561          49,495           76,250
   Change in current assets and liabilities:
     Other current assets                                       (4,375)            780          (5,524)          (9,119)
     Accounts payable                                           72,548          39,611           5,902          123,236
     Accrued liabilities                                        17,065          (5,020)        186,706          198,751
                                                           -----------     -----------     -----------      -----------
         Net cash used in operating activities                (298,759)     (1,176,959)     (2,274,952)      (3,746,670)
                                                           -----------     -----------     -----------      -----------

INVESTING ACTIVITIES:
  Purchases of short-term investments, net                           -        (912,630)     (3,132,362)      (4,044,992)
  Property and equipment additions                             (29,788)        (77,917)       (192,617)        (300,322)
  Payments incurred for intellectual property                  (29,151)        (55,490)        (46,743)        (135,384)
  Change in other assets                                        (3,343)              -        (224,879)        (228,222)
                                                           -----------      -----------     -----------      -----------

         Net cash used in investing activities                 (62,282)      (1,046,037)    (3,596,601)      (4,708,920)
                                                           -----------      -----------     -----------      -----------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                 100,015           30,055         75,025          205,095
   Repayment of notes payable                                        -          (30,719)       (29,290)         (60,009)
   Proceeds from issuance of Series A Convertible
     Preferred Stock, net of offering expenses                       -                -     10,314,000       10,314,000
   Proceeds from issuance of common stock,
     net of offering expenses                                  564,479        2,708,626        100,000        3,373,105
                                                           -----------      -----------    -----------      -----------
         Net cash provided by financing activities             664,494        2,707,962     10,459,735       13,832,191
                                                           -----------      -----------    -----------      -----------
         Net increase in cash and cash equivalents             303,453          484,966      4,588,182        5,376,601

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                -          303,453        788,419                -
                                                           -----------      -----------    -----------      -----------
  End of period                                             $  303,453       $  788,419    $ 5,376,601     $  5,376,601
                                                           -----------      -----------    -----------      -----------
                                                           -----------      -----------    -----------      -----------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                             $    4,656    $    7,301       $     4,088     $    16,045
  Noncash transactions-
    Conversion of note payable into common stock                75,000             -                 -          75,000
    Issuance of common stock for services                            -        62,500            62,500         125,000
    Issuance of common stock in settlement of
     construction payable                                        5,010             -                 -           5,010

The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                            Notes to Financial Statements

                              December 31, 1995 and 1996

1.   BACKGROUND:

Excelsior-Henderson Motorcycle Manufacturing Company (the Company) is a development stage company incorporated on December 22, 1993 in the state of Minnesota, formerly known as Hanlon Manufacturing Company, for the purpose of developing, manufacturing, selling and distributing motorcycles.

The Company is subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of any material operating history. The Company has sustained operating losses since inception and currently requires substantial working capital for motorcycle development, acquisition of manufacturing facilities, development of a dealer network and consumer awareness. Even if the Company is successful, significant revenues might not be realized. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue motorcycle development and operate as a going concern is contingent upon obtaining additional financing that might not be available to it. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

Cash equivalents consist of money market instruments and certificates of deposit with original maturities of three months or less. Cash equivalents are recorded at cost, which approximates fair value.

SHORT-TERM INVESTMENTS

The Company accounts for its short-term investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments, U.S. government securities, are considered to be available-for-sale and accordingly, are carried at fair value which approximates cost.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated for financial and income tax reporting purposes using the straight-line method over three to five years. Additions and improvements are capitalized, while maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred.

INTELLECTUAL PROPERTY

Intellectual property represents amounts incurred to prepare and file for United States and international trademark applications. These amounts are presented at cost in the accompanying balance sheets and will be amortized over 5 to 17 years, beginning at the earlier of commencement of operations or receipt of trademark protection.

OTHER ASSETS

Other assets consist primarily of deferred costs associated with the construction of the Company's manufacturing and headquarters facility. These amounts are presented at cost in the accompanying balance sheets, will be capitalized as part of property and equipment and will be amortized over the life of the facility.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws.

NET LOSS PER COMMON SHARE

Net loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Shares reserved for the conversion of Series A Convertible Preferred Stock, warrants or stock options are not considered because the impact of the incremental shares is antidilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Ultimate results could differ from those estimates.

3.   NOTE PAYABLE:

Note payable as of December 31, 1996 consists of a promissory note due to a bank with interest at 9.9%. The note requires combined monthly payments of principal and interest of $1,590, is collateralized by certain assets of the Company and is due on demand no later than July 2, 2001.

4.   STOCKHOLDERS' EQUITY:

AUTHORIZED SHARES

The Company's Articles of Incorporation, as amended, authorize the aggregate issuance of 35,000,000 shares of stock. The shares are classified into two classes consisting of 10,000,000 shares of Preferred Stock, $.01 par value, of which 5,014,000 shares have been designated as

Series A Convertible Preferred Stock and 4,986,000 undesignated shares, and 25,000,000 shares of $.01 par value common stock.

SERIES A CONVERTIBLE PREFERRED STOCK OFFERING

During 1996, the Company completed an offering (the Offering) to the public of 4,600,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, at an offering price of $2.50 per share. The Company received net proceeds of approximately $10,314,000 from the Offering, with the proceeds to be used for further industrial design, engineering and testing of the Company's Super X motorcycle; manufacturing site analysis and development; motorcycle production line design, product development and tooling costs; marketing; general operating expenses; and working capital.

STOCK COMPENSATION PLANS

Effective December 15, 1995, the Company implemented a stock option plan (the
Plan). Under the terms of the Plan, the Company is authorized to issue incentive stock options to employees, directors, advisors and officers. The incentive options allow the holder to purchase shares of the Company's common stock at fair market value (as determined by the board of directors) on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. One million shares have been reserved for issuance under the Plan. The stock options expire between a range of four and ten years from the date of grant and vest at various rates over five years.

Nonqualified stock options have also been granted to outside service providers under the Plan and as stand-alone agreements. The stock options have been granted at fair market value as determined by the board of directors at the date of the grant. The stock options expire between a range of four and ten years from the date of grant and vest at various rates over two years.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's results of operations and loss per share would reflect the pro forma amounts indicated below:


                                      1995          1996       Cumulative
                                  ---------     ----------     ----------
 Net loss:
   As reported                    $1,233,891     $2,511,531     $4,135,788
   Pro forma                       1,239,992      2,767,950      4,398,308

 Net loss per common share:
   As reported                    $      .16     $      .29     $      .58
   Pro forma                             .16            .31            .61

A summary of the status of the Company's plans as of December 31, 1995 and 1996, and changes during the years then ended is presented below:


                                         1995                    1996
                                   -------------------      -------------------
                                            Weighted                   Weighted
                                             Average                   Average
                                             Exercise                  Exercise
                       Options     Shares     Price         Shares       Price
                                   -------   --------       -------   ---------

Outstanding, beginning of year          -    $    -          26,500    $  .99
   Granted                         26,500       .99         619,900      1.25
   Exercised                            -         -         (30,000)     1.25
                                   ------                   -------
Outstanding, end of year           26,500       .99         616,400      1.24
                                   ------                   -------
                                   ------                   -------

Options exercisable at year-end         -         -         222,400      1.22
                                   ------                   -------
                                   ------                   -------

Weighted average fair value of
  options granted during the year  26,500       .44         619,900       .72
                                   ------                   -------
                                   ------                   -------


Options outstanding at December 31, 1995 and 1996 have an exercise price per share ranging between $.60 and $1.25 and a weighted average remaining contractual life of 6.6 and 7.7 years, respectively.

In determining the compensation cost of the options granted during 1995 and 1996, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model.
The weighted average assumption used in these calculations are summarized below:


                                             1995             1996
                                           --------         --------
Risk-free interest rate                      5.78%            5.95%
Expected life of options granted           5.2 years        7.4 years
Expected volatility of options granted        40%              40%

WARRANTS

In connection with its 1995 sale of common stock, the Company issued warrants to purchase 314,310 shares of common stock at a price of $1.25 per share exercisable through August 2, 2000.

In connection with the Offering, the Company issued warrants to purchase 394,000 shares of Series A Convertible Preferred Stock at $3.00 per share, exercisable through September 2001.

5.   INCOME TAXES:

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $3,228,000 for federal income tax purposes that are available to offset future taxable income through the year 2011. A valuation allowance equal to the full amount of the related deferred tax asset has been established due to
the uncertainty of realization of the deferred tax asset.   Certain
restrictions, caused by the change in ownership resulting from sales of the Company's stock, may limit annual utilization of these net operating loss carryforwards.

6.   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company leases office space and certain office equipment under noncancelable operating leases. Future minimum payments under these leases as of December 31, 1996 are $105,000. Under the terms of these leases, the Company is also responsible for certain operating expenses. Total lease expense was $12,000, $19,000, $33,000 and $64,000 for the years ended December 31, 1994, 1995 and
1996 and cumulative for the period from inception to December 31, 1996, respectively.

RESEARCH AND DEVELOPMENT CONTRACTS

The Company has entered into cancelable agreements with design and engineering firms. Pursuant to the agreements, the Company issued 50,000 shares of common stock to one of the firms and will issue an additional 25,000 shares or options if the contract is completed within specifications. The contracts are expected to be completed during 1997 with an estimated remaining cost of approximately $228,000 as of December 31, 1996.

LIFE INSURANCE

The Company is the owner and beneficiary of four $1,000,000 term life insurance policies covering the lives of its founders and majority stockholders.

7.   EVENT SUBSEQUENT TO DECEMBER 31, 1996:

The Company currently is negotiating arrangements with certain governmental entities and Ryan Companies US, Inc. (Ryan), a project construction company, for financing and construction of its manufacturing and administrative facility.
The cost of the facility is estimated to be approximately $10 million. The Company has signed a development agreement with the City of Belle Plaine to provide incentives for partial funding of the construction of the facility. The development agreement contemplates that the City of Belle Plaine will issue government obligation tax increment financing bonds with net proceeds of approximately $2.3 million. With respect to the remaining balance of approximately $7.7 million, it is anticipated that Ryan will arrange for mortgage-backed debt financing in the amount of approximately $5.0 million, with the remaining estimated $2.7 million provided by the Company. There can be no assurance that the above financing will occur or remain in the same terms as described above. If consummated, the Company anticipates recording the transaction as a capital lease.

                                  INDEX TO EXHIBITS



Exhibit            Description                                                                     Page
-------            -----------                                                                     -----
    3.1  Restated Articles of Incorporation of Company..........................         Incorporated by Reference
    3.2  Amended and Restated Certificate of Designation of Series A
         Convertible Preferred Stock............................................         Filed Electronically
    3.3  By-Laws of the Company.................................................         Incorporated by Reference
   10.1  Lease Agreement between Kraus-Anderson, Incorporated and the Company
         dated March 1, 1994....................................................         Incorporated by Reference
   10.2  First Amendment to Lease between Kraus-Anderson, Incorporated and the
         Company dated January 18, 1996.........................................         Incorporated by Reference
   10.3  Second Amendment to Lease between Kraus-Anderson, Incorporated
         and the Company dated December 6, 1996.................................         Filed Electronically
   10.4  Contract for Private Development by and among City of Belle Plaine,
         Minnesota and Belle Plaine Economic Development Authority Belle
         Plaine, Minnesota and the Company dated as of December 31, 1996........         Filed Electronically
   27.1  Financial Data Schedule................................................         Filed Electronically


