Form 10QSB
period 1997-03-31
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1997-05-14
CIK 1017904

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended March 31, 1997

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From _______________ to ________________.

Commission file number  333-05060C


                         EXCELSIOR-HENDERSON MOTORCYCLE
                              MANUFACTURING COMPANY
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Minnesota                           41-1771946
   ---------------------------------          ----------------------
    (State or other jurisdiction of              (I.R.S. employer
     incorporation or organization)             identification no.)


         607 West Travelers Trail
           Burnsville, Minnesota                         55337
  ----------------------------------------           -----------
  (Address of principal executive offices)            (Zip code)

                                 (612) 894-9229
                   ------------------------------------------
                            Issuer's telephone number


                                 Not Applicable
           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  /X/    No  / /

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value -- 8,817,500 issued and outstanding as of May 1, 1997. Series A Convertible Preferred Stock, $.01 par value -- 4,600,000 issued and outstanding as of May 1, 1997.

       Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                         EXCELSIOR-HENDERSON MOTORCYCLE
                              MANUFACTURING COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB



PART I.   FINANCIAL INFORMATION                           PAGE NO.
                                                          --------

Item 1.     Financial Statements:

            Balance Sheets as of March 31, 1997
            (Unaudited) and December 31, 1996                   3

            Statements of  Operations (Unaudited)
            for the Three Months Ended
            March 31, 1996 and 1997 and Cumulative
            for the Period from Inception
            (December 22, 1993) to March 31, 1997               4

            Statements of Cash Flows (Unaudited)
            for the Three Months Ended
            March 31, 1996 and 1997 and Cumulative
            for the Period from Inception
            (December 22, 1993) to March 31, 1997               5

            Notes to Financial Statements                       6

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                          9


PART II.  OTHER INFORMATION                                    12


          SIGNATURES                                           14

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                                Balance Sheets

                                                                        December 31,   March 31,
                                                                            1996         1997
                                                                        ------------  -----------
                                                                                      (Unaudited)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 5,376,601  $ 4,168,785
  Short-term investments                                                   4,044,992    4,044,992
  Other current assets                                                         9,119       87,165
                                                                        ------------  -----------
             Total current assets                                          9,430,712    8,300,942

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $76,250 and $93,296                                                        229,082      253,612

INTELLECTUAL PROPERTY, to be amortized                                       135,384      156,609

OTHER ASSETS                                                                 228,222      313,756
                                                                        ------------  -----------
                                                                        $ 10,023,400  $ 9,024,919
                                                                        ------------  -----------
                                                                        ------------  -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $    123,236  $   140,474
  Accrued liabilities                                                        198,751      160,876
  Note payable                                                                70,086       67,002
                                                                        ------------  -----------
Total current liabilities                                                    392,073      368,352
                                                                        ------------  -----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock, 10,000,000 shares authorized,
    par value of $.01; 4,600,000 shares issued and outstanding                46,000       46,000
  Common Stock, 25,000,000 shares authorized, par value of $.01;
    8,805,500 and 8,817,500 shares issued and outstanding                     83,246       83,366
  Additional paid-in capital                                              13,637,869   13,652,749
  Deficit accumulated during the development stage                        (4,135,788)  (5,125,548)
                                                                        ------------  -----------
              Total stockholders' equity                                   9,631,327    8,656,567
                                                                        ------------  -----------
                                                                        $ 10,023,400  $ 9,024,919
                                                                        ------------  -----------
                                                                        ------------  -----------


     The accompanying notes are an integral part of these balance sheets.

                  EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             Statements of Operations
                                  (Unaudited)

                                             Three Months Ended        Cumulative for the
                                                 March 31             Period From Inception
                                         -------------------------   (December 22, 1993) to
                                             1996          1997           March 31, 1997
                                         ----------     ----------   -----------------------
PREOPERATING EXPENSES:
  Research and development               $  252,157     $  477,108         $ 2,560,811
  General and administrative                155,322        318,070           1,737,822
  Marketing                                  95,426        283,376           1,116,722
                                         ----------     ----------         -----------

Total preoperating expenses                 502,905      1,078,554           5,415,355

INTEREST INCOME                              18,335         90,482             308,230

INTEREST EXPENSE                               (561)        (1,688)            (18,423)
                                         ----------     ----------         -----------

NET LOSS                                 $ (485,131)    $ (989,760)        $(5,125,548)
                                         ----------     ----------         -----------
NET LOSS PER COMMON
  SHARE                                       $(.06)         $(.11)              $(.70)
                                         ----------     ----------         -----------
                                         ----------     ----------         -----------
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                             8,767,258       8,808,300           7,294,863
                                         ----------     ----------         -----------
                                         ----------     ----------         -----------


  The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                               Cumulative for the Period
                                                                Three Months Ended  March 31       From Inception
                                                               -------------------------------   (December 22, 1993) to
                                                                    1996               1997           March 31, 1997
                                                               ------------       ------------  ------------------------
OPERATING ACTIVITIES:
   Net loss                                                    $  (485,131)       $  (989,760)        $ (5,125,548)
   Adjustments to reconcile net loss to net cash used
      in operating activities-
          Depreciation                                               6,750             17,046               93,296
          Change in current assets and liabilities:
               Other current assets                                 (5,853)           (78,046)             (87,165)
               Accounts payable                                    (10,516)            17,238              140,474
               Accrued liabilities                                  (2,045)           (37,875)             160,876
                                                               ------------       ------------        ------------
           Net cash used in operating activities                  (496,795)        (1,071,397)          (4,818,067)
                                                               ------------       ------------        ------------

INVESTING ACTIVITIES:
   Purchases of short-term investments, net                        (12,000)                 -           (4,044,992)
   Property and equipment additions                                (39,691)           (41,576)            (341,898)
   Payments made for intellectual property                          (8,035)           (21,225)            (156,609)
   Change in other assets                                                -            (85,534)            (313,756)
                                                               ------------       ------------        ------------
           Net cash used in investing activities                   (59,726)          (148,335)          (4,857,255)
                                                               ------------       ------------        ------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                           -                  -              205,095
   Repayment of notes payable                                       (2,331)            (3,084)             (63,093)
   Proceeds from issuance of Series A Convertible
      Preferred Stock, net of offering expenses                          -                  -           10,314,000
   Proceeds from issuance of common stock, net of
      offering expenses                                             62,500             15,000            3,388,105
                                                               ------------       ------------        ------------
           Net cash provided by financing activities                60,169             11,916           13,844,107
                                                               ------------       ------------        ------------

           Net increase (decrease) in cash and cash
             equivalents                                          (496,352)        (1,207,816)           4,168,785

CASH AND CASH EQUIVALENTS:

   Beginning of period                                             788,419          5,376,601                    -
                                                               ------------       ------------        ------------
   End of period                                                $  292,067        $ 4,168,785          $ 4,168,785
                                                               ------------       ------------        ------------
                                                               ------------       ------------        ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $      561        $     1,687          $    17,732
   Noncash transactions-
      Conversion of note payable into common stock                       -                  -               75,000
      Issuance of common stock for services                         62,500                  -              125,000
      Issuance of common stock in settlement of
         construction payable                                            -                  -                5,010



  The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements

                                  (Unaudited)

1.  BASIS OF PRESENTATION:

The accompanying balance sheet of Excelsior Henderson Motorcycle Manufacturing Company (the Company) as of March 31, 1997 and the statements of operations for the three months ended March 31, 1996 and 1997, and cumulative for the period from inception (December 22, 1993) to March 31, 1997 and the statements of cash flows for the three months ended March 31, 1996 and 1997 and cumulative for the period from inception (December 22, 1993) to March 31, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full fiscal year.

2.  NET LOSS PER COMMON SHARE:

Net loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Shares reserved for the conversion of Series A Convertible Preferred Stock, warrants or stock options are not considered because the impact of the incremental shares is antidilutive.

3.  STOCKHOLDERS' EQUITY:

STOCK BASED COMPENSATION

In 1995, the Company implemented a stock option plan (the Plan). Under the terms of the Plan, the Company is authorized to issue incentive stock options to employees, directors, advisors and officers. The incentive options allow the holder to purchase a share of the Company's common stock at fair market value (as determined by the board of directors) on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. One million shares have been reserved for issuance under the Plan. The stock options expire between a range of four and ten years from the date of grant and vest at various rates over five years.

Nonqualified stock options have also been granted to outside service providers under the Plan and as stand-alone agreements. The stock options have been granted at fair market value as determined by the board of directors at the date of the grant. The stock options expire between a range of four and ten years from the date of grant and vest at various rates over two years.

Information regarding stock options is as follows:

                                        December 31, 1996            March 31, 1997
                                    -------------------------    -----------------------
                                                   Weighted                   Weighted
                                                   Average                    Average
                                                   Exercise                   Exercise
          Options                     Shares        Price          Shares       Price
--------------------------          ----------   ------------    ----------  -----------
Outstanding, beginning of
   period                              26,500        $  .99        616,400     $1.24
Granted                               619,900          1.25        213,000      2.50
Exercised                             (30,000)         1.25        (12,000)     1.25
Forfeited                                   -             -       (100,000)     1.25
                                    ----------   ------------    ----------  ------------
Outstanding, end of period            616,400         $1.24        717,400     $1.61
                                    ----------   ------------    ----------  ------------
                                    ----------   ------------    ----------  ------------

Exercisable, end of period            222,400         $1.22        235,400     $1.22
                                    ----------   ------------    ----------  ------------
                                    ----------   ------------    ----------  ------------
Weighted average fair
   value of options granted              $.72                        $1.58
                                    ----------                   ----------
                                    ----------                   ----------


Options outstanding at March 31, 1997 have an exercise price per share ranging between $0.60 and $2.50, have a weighted average price of $1.61 and a weighted average remaining contractual life of 8.25 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 6.95% and 6.15%; expected lives of 7 and 9 years; and expected volatility of 40% for both periods.

The Company accounts for the Options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Options been determined consistent with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have been the following pro forma amounts:

                                                      Cumulative for the Period From
                                        Three Months             Inception
                                           Ended           (December 22, 1993)
                                          March 31,             to March 31,
                                            1997                     1997
                                        ------------   ------------------------------
     Net loss:
           As reported                   $  989,760               $5,125,548
           Pro forma                      1,019,786                5,418,094

     Net loss per common share:
           As reported                         $.11                     $.70
           Pro forma                            .12                      .74

Pro forma net loss and net loss per common share for the three months ended March 31, 1996 would have been substantially unchanged from what has been reported.

4.  COMMITMENTS AND CONTINGENCIES:

On April 21, 1997, the Company signed a construction agreement and a lease agreement with a real estate development company and commenced construction of a manufacturing and administrative facility with an estimated cost of $10,500,000, exclusive of equipment costs. The project is being financed with $2,300,000 of tax increment financing bonds to be issued by the City of Belle Plaine, Minnesota, $5,750,000 (including a $750,000 deposit) of mortgaged-backed debt to be arranged by the developer with the balance of approximately $3,200,000 provided by the Company. To finance repayment of the tax increment financing bonds, the Company has guaranteed the underlying real estate tax payments on the property. The Company anticipates recording the transaction as a capital lease upon completion and acceptance of the facility.

The lease for the facility has an initial term of 20 years with two additional 10-year renewal options. Rent for the first 20 years will be equal to the debt service on the $5,750,000 mortgaged-backed debt, using a 20-year amortization, plus a ten percent premium (escalating during the lease term to roughly offset inflation). Rent for the 10-year renewal options is based on the grater of fair market value at the date of renewal or formula rent, as defined in the lease agreement. The lease contains an option to purchase the facility at the five-year anniversary for $6,250,000, less any principal reduction in the $5,000,000 debt and application of the $750,000 deposit.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which changes the way companies calculate their earnings per share (EPS). SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported loss by the weighted average shares outstanding, excluding potentially dilutive securities while diluted EPS includes the dilutive securities. The Company is required to adopt SFAS No. 128 in 1997, at which time, all prior period EPS data is to be restated. Primary EPS, as reported, is the same as basic and diluted EPS for all periods presented because shares reserved for the conversion of Series A Convertible Preferred Stock, warrants or stock options are not considered in the weighted average common shares outstanding as the impact of the incremental shares is antidilutive.

                        EXCELSIOR-HENDERSON MOTORCYCLE
                            MANUFACTURING COMPANY

THE INFORMATION PRESENTED BELOW IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER "FORWARD-LOOKING STATEMENTS" BELOW, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. BECAUSE ACTUAL RESULTS MAY DIFFER, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. CERTAIN FORWARD-LOOKING STATEMENTS ARE INDICATED BY AN ASTERISK.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Excelsior-Henderson Motorcycle Manufacturing Company (the "Company"), which is in the development stage, is designing and intends to mass produce American made, proprietary, premium quality, heavyweight cruiser and touring motorcycles. * The Company's motorcycles will have names and designs that are reminiscent of classic American heavyweight motorcycles manufactured earlier in this century by the Excelsior Supply Company and Henderson Motorcycle Company. The Company has developed several generations of prototypes of its initial motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X") and anticipates commencing production of the Super X in late 1998. * The Company anticipates relocating its operations to its manufacturing and administrative facility, which is currently under construction, during late 1997. *

RESULTS OF OPERATIONS

     GENERAL. The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the risk that full-scale operations may not occur. The Company does not anticipate having motorcycle sales until late 1998. * The Company's deficit accumulated during the development stage was $5.1 million at March 31, 1997. Historic spending levels are not indicative of anticipated future spending levels because the Company is entering a period in which it will increase spending on product research and development, marketing, and dealer network development and increase staffing and other general operating expenses. * For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before any material product sales are generated. *

THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $477,000 for the three months ended March 31, 1997 from $252,000 for the three months ended March 31, 1996. The increases were primarily due to increased product design and development costs, as well as the costs of prototype development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $318,000 for the three months ended March 31, 1997 from $155,000 for the three months ended March 31, 1996. The increases were primarily due to staffing increases and other general operating expenses.

     MARKETING EXPENSES. Marketing expenses increased to $283,000 for the three months ended March 31, 1997 from $95,000 for the three months ended March 31, 1996. The increases were primarily due to staffing increases, increased advertising and promotion costs and expenses associated with the Company's promotional event at the 1997 Daytona Bike Week.

     INTEREST INCOME. Interest income increased to $90,000 for the three months ended March 31, 1997 from $18,000 for the three months ended March 31, 1996. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the sale of the Company's Series A Convertible Preferred Stock during 1996. Unless the Company raises additional funds in 1997, interest income is expected to decline as a result of a decrease in invested funds because of the use of such funds to finance the Company's development efforts. *

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations since inception have been funded primarily by proceeds from sales of its capital stock. As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $8.2 million and working capital of $7.9 million.

     The Company anticipates raising an additional $30 million from the offering of its capital stock sometime during 1997 to complete development of the Super X, establish its motorcycle production line, continue its marketing efforts, hire and train additional personnel, launch the production and delivery to dealers of the Super X and cover general operating expenses and working capital requirements. *

     On April 21, 1997, the Company signed a Construction Agreement and a Lease Agreement with a real estate development company and commenced construction of its approximately 160,000 square foot manufacturing and administrative facility, with an estimated cost of $10,500,000, exclusive of equipment costs. The project is being financed with $2,300,000 of tax increment financing bonds to be issued by the City of Belle Plaine, Minnesota, $5,750,000 (including a $750,000 deposit) of mortgaged-backed debt to be arranged by the developer with the balance of approximately $3,200,000 provided by the Company. To finance repayment of the tax increment financing bonds, the Company has guaranteed the underlying real estate tax payments on the property. The Company anticipates recording the transaction as a capital lease upon completion and acceptance of the facility.

     The lease for the facility has an initial term of 20 years with two additional 10-year renewal options. Rent for the first 20 years will be equal to the debt service on the $5,575,000 mortgage-backed debt, using a 20 year amortization, plus a 10 percent premium (escalating during the lease term to roughly offset inflation). Rent for the 10 year renewal options is based on the greater of fair market value at the date of renewal or formula rent, as defined in the Lease Agreement. The lease contains an option to purchase the facility at the five year anniversary for $6,250,000 less any principal reduction in the $5,000,000 debt and application of the $750,000 deposit.

     In addition, the Minnesota Department of Trade and Economic Development, through the Minnesota Agriculture and Economic Development Board, has offered, subject to further approvals, to loan approximately $7.0 million for equipment financing through its Small Business Development Loan Program, with terms subject to final negotiation.

     The Company's business plan calls for additional equipment purchases and working capital needs prior to commencement of production of the Super X.
The Company believes that its available cash resources, the proceeds from its anticipated capital stock offering, the proceeds the Company anticipates receiving from the Minnesota Department of Trade and Economic Development for equipment financing and commercial asset-backed and working capital financing, will allow the Company to begin production of the Super X. *

EMPLOYEES

     As of May 9, 1997, the Company had 25 full-time employees. The Company is not subject to any collective bargaining agreement. The Company anticipates adding supervisory, engineering and manufacturing, marketing and administrative staff as the Company moves from the development stage to the production stage. * The timing and extent of the Company's hiring will depend on the pace of development of the Super X and the construction of the Company's manufacturing and administrative facility.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-QSB, including those indicated by an asterisk above (some of which are summarized below), are forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

- COMPANY INTENDS TO COMMENCE PRODUCTION OF THE SUPER X IN LATE 1998 -- Production of the Super X, and any additional motorcycles the Company may produce, is dependent upon the successful completion of many items of the Company's business plan, including obtaining the additional financing described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", the construction of the Company's administrative and manufacturing facility, establishing a motorcycle production line, engaging suppliers to manufacture components of the Company's products, hiring additional engineering and production personnel and the ability of the Company's engineering and production staff to successfully design and mass produce the prototype Super X. Factors that may affect the successful completion of such items include the inability to raise the amount of additional financing needed, delays in the construction of, or other problems with the Company's administrative and manufacturing facility, problems in establishing the motorcycle production line, the inability of the Company to locate competent suppliers or obtain adequate quantities of supplies, the inability to hire qualified additional personnel and the inability of the Company's engineering and production staff to design, engineer and produce the Super X. In addition, production of the Super X will require certain governmental certifications and approvals, which the Company may not be able to obtain within the contemplated time period.

- COMPANY ANTICIPATES RELOCATING TO ITS MANUFACTURING AND ADMINISTRATIVE FACILITY, WHICH IS CURRENTLY UNDER CONSTRUCTION, DURING LATE 1997 -- The construction of the Company's administrative and manufacturing facility by late 1997 is dependent on the completion of the facility financing described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the ability of the real estate development company to complete the facility within such time frame. If such financing is delayed or not received, or if the real estate development company is unable to meet its construction obligations, the construction of the facility will be similarly delayed, or may not occur at all.

- THE COMPANY BELIEVES THAT ITS AVAILABLE CASH RESOURCES, TOGETHER WITH THE PROCEEDS OF ITS ANTICIPATED CAPITAL STOCK OFFERING, IN ADDITION TO THE FINAL PROCEEDS THE COMPANY ANTICIPATES RECEIVING FROM THE MINNESOTA DEPARTMENT OF TRADE AND ECONOMIC DEVELOPMENT FOR EQUIPMENT FINANCING AND COMMERCIAL ASSET-BACKED AND WORKING CAPITAL FINANCING, WILL ALLOW THE COMPANY TO BEGIN PRODUCTION OF THE SUPER X. -- The Company has estimated the amount of additional financing it needs to begin production of the Super X based on current projections of the Company. In addition, there can be no assurances that commercial asset-backed and working capital financing will be available to the Company. If the Company's projections are incorrect due to unanticipated additional costs of construction and equipping of the Company's manufacturing and administrative facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, or other unanticipated events, or if the Company is not able to obtain such commercial asset-backed and working capital financing or the anticipated Minnesota Department of Trade and Economic Development financing is not completed, then the Company may need additional equity or debt financing in excess of $30 million to begin production of the Super X. There can be no assurance that the Company will be able to obtain such additional financing, or that, if available, such financing will be on terms acceptable to the Company or its shareholders. Any need for such additional financing would delay production of the Super X.

                         PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997:

Exhibit        Description
-------        -----------
3.1            Restated Articles of Incorporation of Company.(1)

3.2 Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock.(2)

3.3            By-Laws of the Company.(3)

10.1 Lease Agreement between Kraus-Anderson, Incorporated and the Company dated March 1, 1994.(1)

10.2 First Amendment to Lease between Kraus-Anderson, Incorporated and the Company dated January 18, 1996.(1)

10.3 Second Amendment to Lease between Kraus-Anderson, Incorporated and the Company dated December 6, 1996.(2)

10.4 Contract for Private Development by and among City of Belle Plaine, Minnesota and Belle Plaine Economic Development Authority Belle Plaine, Minnesota and the Company dated as of December 31, 1996.(2)

10.5 Assignment, Assumption and Amendment of Development Contract by and among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC dated April 21, 1997

10.6 Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997

10.7 Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997

--------------------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 17, 1996 (Registration No. 333-05060C).

(2) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (Registration No. 333-05060C).

(3) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 23, 1996 (Registration No. 333-05060C).

10.8 Guaranty by Ryan Companies US, Inc. in favor of the Company dated April 21, 1997

10.9           Amended and Restated 1995 Stock Option Plan

27.1           Financial Data Schedule

     Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the quarterly period ended March 31, 1997.

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

                                       EXCELSIOR-HENDERSON MOTORCYCLE
                                       MANUFACTURING COMPANY


DATE:  May 14, 1997                    By: /s/ Thomas M. Rootness
                                          ---------------------------------
                                            Thomas M. Rootness,
                                              Vice President of Finance
                                              and Chief Financial Officer
                                              (Duly authorized officer and
                                              Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit            Description                                                Page
-------            -----------                                                ----
3.1    Restated Articles of Incorporation of Company. . . . . .     Incorporated by Reference

3.2    Amended and Restated Certificate of Designation
       of Series A Convertible Preferred Stock. . . . . . . . .     Incorporated by Reference

3.3    By-Laws of the Company . . . . . . . . . . . . . . . . .     Incorporated by Reference

10.1   Lease Agreement between Kraus-Anderson,
       Incorporated and the Company dated March 1, 1994 . . . .     Incorporated by Reference

10.2   First Amendment to Lease between Kraus-Anderson,
       Incorporated and the Company dated January 18, 1996. . .     Incorporated by Reference

10.3   Second Amendment to Lease between Kraus-Anderson,
       Incorporated and the Company dated December 6, 1996. . .     Incorporated by Reference

10.4   Contract for Private Development by and among
       City of Belle Plaine, Minnesota and Belle Plaine
       Economic Development Authority, Belle Plaine,
       Minnesota and the Company dated as of December 31,
       1996 . . . . . . . . . . . . . . . . . . . . . . . . . .     Incorporated by Reference

10.5   Assignment, Assumption and Amendment of Development
       Contract by and among the City of Belle Plaine,
       Minnesota, Belle Plaine Economic Authority,
       Belle Plaine, Minnesota, the Company, and Ryan
       Belle Plaine, LLC dated April 21, 1997 . . . . . . . . .     Filed Electronically

10.6   Lease Agreement between Ryan Belle Plaine, LLC
       and the Company dated April 21, 1997 . . . . . . . . . .     Filed Electronically

10.7   Construction Agreement by and between Ryan Belle
       Plaine, LLC and the Company dated April 21, 1997 . . . .     Filed Electronically

10.8   Guaranty by Ryan Companies US, Inc. in favor of
       the Company dated April 21, 1997 . . . . . . . . . . . .     Filed Electronically

10.9   Amended and Restated 1995 Stock Option Plan. . . . . . .     Filed Electronically

27.1   Financial Data Schedule. . . . . . . . . . . . . . . . .     Filed Electronically