Form 10-Q
period 1997-06-30
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1997-08-13
CIK 1017904

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended June 30, 1997
                                     or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Transition Period From                 to                 .
                                   ---------------    ----------------

Commission file number  000-22765
                        ---------


                         EXCELSIOR-HENDERSON MOTORCYCLE
                              MANUFACTURING COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                           41-1771946
   -------------------------------             -------------------
   (State or other jurisdiction of              (I.R.S. employer
    incorporation or organization)             identification no.)


       607 West Travelers Trail
         Burnsville, Minnesota                        55337
   -------------------------------             -------------------
(Address of principal executive offices)            (Zip code)

                                 (612) 894-9229
                      ----------------------------------
                         Registrant's telephone number


                                  Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes  /X/       No  / /

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value -- 12,947,085 issued and outstanding as of August 1, 1997.

                            EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY

                            QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                PAGE NO.
         ---------------------                                --------

Item 1.     Financial Statements:

            Balance Sheets (Unaudited) as of December 31,
            1996 and June 30, 1997                                3

            Statements of  Operations (Unaudited)
            for the Three Months Ended
            June 30, 1996 and 1997                                4

            Statements of Operations (Unaudited) for the
            Six Months Ended June 30, 1996 and 1997
            and Cumulative for the Period from
            Inception (December 22, 1993) to June 30, 1997        5

            Statements of Cash Flows (Unaudited)
            for the Six Months Ended June 30, 1996 and
            1997 and Cumulative for the Period from
            Inception (December 22, 1993) to June 30, 1997        6

            Notes to Financial Statements                         7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                            9

PART II.    OTHER INFORMATION                                    13

            SIGNATURES                                           15

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheets

                                   (Unaudited)

                                                                 December 31,       June 30,
                                                                     1996             1997
                                                                 ------------      -----------

                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 5,376,601       $ 3,082,780
  Short-term investments                                           4,044,992         1,001,881
  Other current assets                                                 9,119            65,153
                                                                 -----------       -----------
    Total current assets                                           9,430,712         4,149,814

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
 $76,250 and $114,312                                                229,082           413,960

INTELLECTUAL PROPERTY, to be amortized                               135,384           168,191

CONSTRUCTION ESCROW AND OTHER                                        228,222         3,480,020
                                                                 -----------       -----------
                                                                 $10,023,400       $ 8,211,985
                                                                 -----------       -----------
                                                                 -----------       -----------


          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $   123,236       $   365,069
  Accrued liabilities                                                198,751           217,895
  Note payable                                                        70,086            63,877
                                                                 -----------       -----------
    Total current liabilities                                        392,073           646,841
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, 3,342,666
 shares authorized, par value of $.01; 3,066,527 shares
 issued and outstanding                                               46,000            46,000
Common Stock, 16,666,666 shares authorized, par value
 of $.01; 5,870,231 and 5,878,231 shares issued
 and outstanding                                                      83,246            83,366
Additional paid-in capital                                        13,637,869        13,652,749
Deficit accumulated during the development stage                  (4,135,788)       (6,216,971)
                                                                 -----------       -----------

    Total stockholders' equity                                     9,631,327         7,565,144
                                                                 -----------       -----------

                                                                 $10,023,400       $ 8,211,985
                                                                 -----------       -----------
                                                                 -----------       -----------

      The accompanying notes are an integral part of these balance sheets.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                           Statements of Operations

                                 (Unaudited)

                                                            Three Months Ended
                                                                June 30
                                                         ------------------------
                                                            1996          1997
                                                         ----------   -----------
PREOPERATING EXPENSES:
  General and administrative                             $  222,022   $   347,526
  Research and development                                  327,650       435,586
  Marketing                                                  94,844       379,575
                                                         ----------   -----------
    Total preoperating expenses                             644,516     1,162,687

INTEREST INCOME                                              10,315        72,913

INTEREST EXPENSE                                             (1,022)       (1,646)
                                                         ----------   -----------
NET LOSS                                                 $ (635,223)  $(1,091,420)
                                                         ----------   -----------
                                                         ----------   -----------

NET LOSS PER COMMON SHARE                                    $(0.11)       $(0.18)
                                                         ----------   -----------
                                                         ----------   -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                5,844,839     5,878,231
                                                         ----------   -----------
                                                         ----------   -----------

 The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                            Statements of Operations

                                  (Unaudited)

                                                                  Six Months Ended           Cumulative for the
                                                                      June 30               Period from Inception
                                                             ---------------------------     (December 22, 1993)
                                                                1996             1997         to June 30, 1997
                                                             -----------     -----------    ----------------------
PREOPERATING EXPENSES:
  General and administrative                                 $   390,469     $   665,595         $ 2,085,347
  Research and development                                       566,686         912,696           2,996,399
  Marketing                                                      190,270         662,945           1,496,291
                                                             -----------     -----------         -----------
    Total preoperating expenses                                1,147,425       2,241,236           6,578,037

INTEREST INCOME                                                   28,177         163,387             381,143

INTEREST EXPENSE                                                  (1,103)         (3,333)            (20,076)
                                                             -----------     -----------         -----------

NET LOSS                                                     $(1,120,351)    $(2,081,182)        $(6,216,971)
                                                             -----------     -----------         -----------
                                                             -----------     -----------         -----------

NET LOSS PER COMMON SHARE                                         $(0.19)         $(0.35)            $ (1.26)
                                                             -----------     -----------         -----------
                                                             -----------     -----------         -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     5,848,465       5,875,216           4,936,677
                                                             -----------     -----------         -----------
                                                             -----------     -----------         -----------

 The accompanying notes are an integral part of these financial statements.

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                       (A DEVELOPMENT STAGE COMPANY)
                           Statements of Cash Flows
                                   (Unaudited)

                                                                                           Cumulative for the Period
                                                               Six Months Ended June 30          From Inception
                                                            ----------------------------     (December 22, 1993) to
                                                                1996             1997           June 30, 1997
                                                            ------------    ------------   -------------------------
OPERATING ACTIVITIES:
   Net loss                                                 $(1,120,351)    $(2,081,182)         $(6,216,971)
   Adjustments to reconcile net loss to net cash used
      in operating activities-
          Depreciation                                           13,500          38,062              114,312
          Change in current assets and liabilities:
               Other current assets                               3,314         (56,034)             (65,153)
               Accounts payable                                 194,838         241,833              365,069
               Accrued liabilities                                 (159)         19,144              217,895
                                                            ------------    ------------         ------------
           Net cash used in operating activities               (908,858)     (1,838,177)          (5,584,848)
                                                            ------------    ------------         ------------
INVESTING ACTIVITIES:
   Purchases of short-term investments, net                     (12,000)            -             (4,207,238)
   Proceeds from sale of short-term investments                 162,246       3,043,111            3,205,357
   Property and equipment additions                             (45,805)       (222,941)            (523,262)
   Payments made for intellectual property                      (21,986)        (32,807)            (168,191)
   Payments to construction escrow fund and other                   -        (3,251,798)          (3,480,020)
                                                            ------------    ------------         ------------
           Net cash used in investing activities                 82,455        (464,435)          (5,173,354)
                                                            ------------    ------------         ------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                      -               -                205,095
   Repayment of notes payable                                   (11,190)         (6,209)             (66,218)
   Proceeds from issuance of Series A Convertible
      Preferred Stock, net of offering expenses                     -               -             10,314,000
   Proceeds from issuance of common stock, net of
      offering expenses                                         100,000          15,000            3,388,105
                                                            ------------    ------------         ------------
           Net cash provided by financing
             activities                                          88,810           8,791           13,840,982
                                                            ------------    ------------         ------------

           Net increase (decrease) in cash and cash
             equivalents                                       (737,593)     (2,293,821)           3,082,780

CASH AND CASH EQUIVALENTS:

   Beginning of period                                          788,419       5,376,601                  -
   End of period                                            $    50,826     $ 3,082,780          $ 3,082,780
                                                            ------------    ------------         ------------
                                                            ------------    ------------         ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                            $     1,122     $     3,374          $    19,419
   Noncash transactions-
      Conversion of note payable into common stock                  -               -                 75,000
      Issuance of common stock for services                      62,500             -                 83,333
      Issuance of common stock in settlement of
         construction payable                                       -               -                  5,010

   The accompanying notes are an integral part of these financial statements.

               EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements

                                   (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying balance sheets of Excelsior-Henderson Motorcycle
Manufacturing Company (the "Company") as of June 30, 1997 and the statements of operations for the three months and six months ended June 30, 1996 and 1997, and cumulative for the period from inception (December 22, 1993) to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1996 and 1997 and cumulative for the period from inception (December 22, 1993) to June 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and the Company's Prospectus dated July 23, 1997. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full fiscal year.

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

The lease for the facility has an initial term of 20 years with two additional 10-year renewal options. Rent for the first 20 years will be equal to the debt service on the $5,750,000 mortgaged-backed debt, using a 20-year amortization, plus a 10% premium (escalating during the lease term to roughly offset inflation). Rent for the 10-year renewal options is based on the greater of fair market value at the date of renewal or formula rent, as defined in the lease agreement. The lease contains an option to purchase the facility at the five-year anniversary for $6,250,000, less any principal reduction in the $5,000,000 debt and application of the $750,000 deposit.

4.   REVERSE STOCK SPLIT:

On May 21, 1997, the Company's board of directors approved a 2-for-3 reverse stock split of the Company's outstanding stock. All share and per data have been restated for all periods presented to reflect the reverse stock split.

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

6.   SUBSEQUENT EVENT:

On July 23, 1997, the Company completed an initial public offering of 4,000,000 shares of its Common Stock (the "Offering"). The net proceeds of approximately $27,600,000, after deducting fees and expenses, will be used to fund development stage operating costs and expenses, investments in property and equipment and working capital. If the 4,000,000 shares issued in the Offering had been outstanding as of January 1, 1997, the net loss per share for the three months and six months ended June 30, 1997 would have been $.11 and $.21 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company plans to manufacture, market and sell premium heavyweight cruiser and touring motorcycles with a brand that evokes an authentic American motorcycling heritage and lifestyle.* The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the risk that full-scale operations may not occur. The Company intends to commence mass production of its initial motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X") in late 1998 and does not anticipate having motorcycle sales until such time.* As a result primarily of the operating expenses described below in "Results of Operations," the Company's deficit accumulated during the development stage was $6.2 million at June 30, 1997. Historic spending levels are not indicative of anticipated future spending levels because the Company is entering a period in which it will increase spending on product research and development, marketing and dealer network development, and increase staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before any material product sales are generated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $436,000 for the three months ended June 30, 1997 from $328,000 for the three months ended June 30, 1996. The increases were primarily due to staffing increases and increased product design and development costs.

    MARKETING EXPENSES. Marketing expenses increased to $380,000 for the three months ended June 30, 1997 from $95,000 for the three months ended June 30, 1996. The increases were primarily due to staffing increases, increased advertising and promotion costs and dealer network development expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $348,000 for the three months ended June 30, 1997 from $222,000 for the three months ended June 30, 1996. The increases were primarily due to staffing increases and other general operating expenses.

    INTEREST INCOME. Interest income increased to $73,000 for the three months ended June 30, 1997 from $10,000 for the three months ended June 30, 1996. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the sale of the Company's Preferred Stock during 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $913,000 for the six months ended June 30, 1997 from $567,000 for the six months ended June 30, 1996. The increases were primarily due to staffing increases and increased product design and development costs.

    MARKETING EXPENSES. Marketing expenses increased to $663,000 for the six months ended June 30, 1997 from $190,000 for the six months ended June 30, 1996. The increases were primarily due to staffing increases, increased advertising and promotion costs and dealer network development expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $666,000 for the six months ended June 30, 1997 from $390,000 for the six months ended June 30, 1996. The increases were primarily due to staffing increases and other general operating expenses.

    INTEREST INCOME. Interest income increased to $163,000 for the six months ended June 30, 1997 from $28,000 for the six months ended June 30, 1996. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the sale of the Company's Preferred Stock during 1996.

NET OPERATING LOSS CARRYFORWARDS

    In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards that accrued during the tax periods prior to the change in ownership. As of December 31, 1996, the Company had an NOL carryforward of approximately $3,228,000, which begins to expire in 2011. The sale of shares in the Company's initial public offering of its Common Stock which closed on July 29, 1997 will not directly result in such limitation; however, the NOL carryforwards may become subject to such a limitation due to subsequent changes in the equity ownership of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    In 1996, the Company raised approximately $10.3 million in net proceeds from the sale of its Preferred Stock. Of such proceeds, as of June 30, 1997, $2.4 million had been used to fund development stage operating costs, $3.5 million had been used for investment in property and equipment (including $3.2 million as the Company's equity contribution to its manufacturing and administrative facility) and the balance remained available in cash, cash equivalents and short-term investments. As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $4.1 million and working capital of $3.5 million. Prior to production of the Super X, the Company has planned capital expenditures of an aggregate of $10.5 million (including the $3.2 million equity contribution referred to above) to construct its new manufacturing and administrative facility and $18.0 million to equip its facility.

    On April 21, 1997, the Company signed a Construction Agreement and a Lease Agreement (the "Lease Agreement") with a real estate development company to commence construction of its approximately 160,000 square foot manufacturing and administrative facility, with an estimated cost of $10.5 million, exclusive of equipment costs. The project is being financed by the real estate development company with $2.3 million of tax increment financing bonds to be issued by the City of Belle Plaine, Minnesota, $5.75 million (including a $750,000 deposit) of mortgage-backed debt arranged by the developer and the balance of approximately $3.2 million was provided by the Company during April 1997. To finance repayment of the tax increment financing, the Company has guaranteed the underlying real estate tax payments on the property. The Company anticipates recording the transaction as a capital lease upon completion and acceptance of the facility.

    The lease for the facility has an initial term of 20 years with two additional 10-year renewal options. Rent for the first 20 years will be equal to the debt service on the $5.75 million mortgage-backed debt, using a 20 year amortization, plus a 10 percent premium (escalating during the lease term to roughly offset inflation). Rent for the 10 year renewal options is based on the greater of fair market value at the date of renewal or formula rent, as defined in the Lease Agreement. The Lease Agreement contains an option to purchase the facility at the five year anniversary for $6.25 million less any principal reduction in the $5.0 million debt (and application of the $750,000 deposit).

    In addition, the Minnesota Department of Trade and Economic Development, through the Minnesota Agriculture and Economic Development Board, has offered to loan approximately $7.0 million for equipment financing through its Small Business Development Loan Program. Although the relevant approvals for such financing have been obtained, the bonds for the financing have not yet been sold and there can be no assurance that such bonds will ever be sold. If the bonds are not sold, then the Company may need to obtain the funds anticipated from such financing from other sources.

    On July 29, 1997, the Company closed on its initial public offering of its Common Stock, with net proceeds to the Company of $27.6 million. The Company will use the net proceeds of $27.6 million for funding research and development costs (including pre-production manufacturing and completion of the design, engineering and testing of the Super X); sales and marketing costs (including increased marketing activity prior to the commercial introduction of the Super X and dealer network development); capital expenditures (including completing and equipping the manufacturing and administrative facility, acquiring tooling and motorcycle components and supplies); and general and administrative costs. Based upon its current estimates, the Company believes that its available cash resources, including the proceeds received from the recent initial public offering of Common Stock, as well as the proceeds anticipated to be received from the Minnesota Department of Trade and Economic Development, will be sufficient to fund the pre-production operations of the Company and the capital expenditures necessary to start production of the Super X.* The Company may require additional fixed asset and working capital financing prior to commencement of production.* Upon commencement of production, the Company will need to obtain substantial amounts of fixed asset and working capital financing.* However, if any of the anticipated sources of funds are not available, the Company will have to look to other means of financing. In addition, if the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of constructing and equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, or other unanticipated events, then the Company may need additional equity or debt financing in excess of the proceeds of its recent initial public offering of Common Stock prior to or shortly after commencement of production of the Super X.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q, including those indicated by an asterisk above (some of which are summarized below), are forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below. In addition, please refer to the section titled "Risk Factors" in the Company's Prospectus dated July 23, 1997 on file with the Commission for certain other information regarding the risks associated with the Company.

- THE COMPANY PLANS TO MANUFACTURE, MARKET AND SELL PREMIUM HEAVYWEIGHT CRUISER AND TOURING MOTORCYCLES WITH A BRAND THAT EVOKES AN AUTHENTIC AMERICAN MOTORCYCLING HERITAGE AND LIFESTYLE -- The Company's success depends upon market acceptance of its brand of products. Market acceptance depends upon the ability of the Company to establish its intended brand image and a reputation for high quality and to differentiate its brand of products from its competitors. There can be no assurance that the Company's products will be perceived as being of high quality and differentiated from such other products, or that the Company will be successful in establishing its intended brand image.

- THE COMPANY INTENDS TO COMMENCE MASS PRODUCTION OF THE SUPER X IN LATE 1998 AND DOES NOT ANTICIPATE HAVING MOTORCYCLE SALES UNTIL SUCH TIME -- Production of the Super X and any additional motorcycles the Company may produce is dependent upon completing the construction of the Company's manufacturing facility, establishing a motorcycle production line, engaging reliable suppliers to manufacture components for the Company's products, hiring additional engineering and manufacturing personnel and completing the design of the Super X for mass production. Factors that may affect the successful completion of such items include delays in the construction of the Company's manufacturing and administrative facility, problems in establishing the motorcycle production line, the inability of the Company to locate competent suppliers or obtain adequate quantities of components and supplies at reasonable costs, the inability of the Company to hire additional qualified personnel and the inability of the Company's engineering and manufacturing staff to design, engineer and produce the Super X. In addition, for the Company to be successful, its products must be manufactured to meet high quality standards in production volumes. Although the Company has produced prototypes of the Super X, it has never attempted to manufacture motorcycles in large quantities. The transition to mass production will involve various risks and uncertainties that may not be apparent at this time and there can be no assurance that the Company will be able to successfully react to unanticipated difficulties.

         Sales of the Super X and any additional motorcycles the Company may produce are dependent on the Company establishing a dealer network. The Company has not had a dealer network to date. Prior to production, the Company will need to attract successful dealers to sell its brand of products. There can be no assurance that the Company will be able to attract the number of dealers the Company may need or that such dealers will be successful in selling its brand of products.

         In addition, the Company will be required to support its dealers through, among other things, making floor plan financing available through third parties, continuing education about the Company's brand of products, supplying parts and accessories, and training repair personnel. The Company does not have any history in such dealer support and there can be no assurance that the Company will be able to successfully support its dealer network. If the Company is unable to provide such support, the Company may lose dealers and, consequently, distribution of its products would be adversely affected.

- BASED UPON ITS CURRENT ESTIMATES, THE COMPANY BELIEVES THAT ITS AVAILABLE CASH RESOURCES, INCLUDING THE PROCEEDS RECEIVED FROM THE RECENT INITIAL PUBLIC OFFERING OF COMMON STOCK, AS WELL AS THE PROCEEDS ANTICIPATED TO BE RECEIVED FROM THE MINNESOTA DEPARTMENT OF TRADE AND ECONOMIC DEVELOPMENT, WILL BE SUFFICIENT TO FUND THE PRE-PRODUCTION OPERATIONS OF THE COMPANY AND THE CAPITAL EXPENDITURES NECESSARY TO START PRODUCTION OF THE SUPER X. -- If the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of constructing and equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, the unavailability of commercial fixed asset and working capital financing, or other unanticipated events, then the Company may need additional equity or debt financing prior to or shortly after commencement of production of the Super X.

         Although the relevant approvals by the State of Minnesota to loan the Company $7.0 million for equipment financing have been obtained, such loan depends on the successful marketing and sale of bonds to fund the loan.
    The State of Minnesota has not yet offered the bonds for sale and there can be no assurance that such bonds will ever be sold or that the Company will receive any equipment financing from the State of Minnesota.

- THE COMPANY MAY REQUIRE ADDITIONAL FIXED ASSET AND WORKING CAPITAL FINANCING PRIOR TO COMMENCEMENT OF PRODUCTION; UPON COMMENCEMENT OF PRODUCTION, THE COMPANY WILL NEED TO OBTAIN SUBSTANTIAL AMOUNTS OF FIXED ASSET AND WORKING CAPITAL FINANCING -- The Company has not sought, and does not expect to seek, any commitments for fixed asset or working capital financing until the Company approaches the commencement of production. The availability and terms of any such fixed asset or working capital financing will depend on a number of credit market factors, including interest rates, liquidity and lending regulations, as well as the business prospects and financial condition of the Company.

                             PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         Upon the closing of the public offering of the Company's Common Stock on July 29, 1997, the Company's registered Series A Convertible Preferred Stock (the "Preferred Stock") converted into Common Stock at an exchange ratio of 1:1. Following such conversion, the former holders of the Preferred Stock were no longer entitled to a preference in the event of a liquidation of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997:

Exhibit             Description
-------             -----------
  3.1    Restated Articles of Incorporation of Company, as Amended.(1)

  3.2 Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock.(2)

  3.3    By-Laws of the Company.(3)

 10.1 Lease Agreement between Kraus-Anderson, Incorporated and the Company dated March 1, 1994.(4)

 10.2 First Amendment to Lease between Kraus-Anderson, Incorporated and the Company dated January 18, 1996.(4)

 10.3 Second Amendment to Lease between Kraus-Anderson, Incorporated and the Company dated December 6, 1996.(2)

----------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 23, 1997 (Registration No. 333-27789).

(2) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-22765).

(3) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 23, 1996 (Registration No. 333-05060C).

(4) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 17, 1996 (Registration Number 333-05060C).

 10.4 Contract for Private Development by and among City of Belle Plaine, Minnesota and Belle Plaine Economic Development Authority Belle Plaine, Minnesota and the Company dated as of December 31, 1996.(2)

 10.5 Assignment, Assumption and Amendment of Development Contract by and among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC dated April 21, 1997.(5)

 10.6 Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(5)

 10.7 Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(5)

 10.8 Guaranty by Ryan Companies US, Inc. in favor of the Company dated April 21, 1997.(5)

 10.9    Amended and Restated 1995 Stock Option Plan.(5)

 10.10   Form of Authorized Dealership Agreement.(1)

 10.11   Form of Employee Agreement.(6)

 27.1    Financial Data Schedule

    Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1997.


----------
(5) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 000-22765).

(6) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 27, 1997 (the Registration No. 333-27789).

                       EXCELSIOR-HENDERSON MOTORCYCLE
                           MANUFACTURING COMPANY

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EXCELSIOR-HENDERSON MOTORCYCLE
                                        MANUFACTURING COMPANY



DATE:  August 13, 1997                 By: /s/ Thomas M. Rootness
                                           ------------------------------------
                                           Thomas M. Rootness,
                                             Senior Vice President of Finance
                                             and Administration and Chief
                                             Financial Officer
                                             (Duly authorized officer and
                                             Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit                  Description                                                   Page
-------                  -----------                                                   ----
   3.1   Restated Articles of Incorporation of Company. . . . . . . . . .      Incorporated by Reference
   3.2   Amended and Restated Certificate of Designation of Series A
         Convertible Preferred Stock. . . . . . . . . . . . . . . . . . .      Incorporated by Reference
   3.3   By-Laws of the Company.. . . . . . . . . . . . . . . . . . . . .      Incorporated by Reference
  10.1   Lease Agreement between Kraus-Anderson, Incorporated and the
         Company dated March 1, 1994. . . . . . . . . . . . . . . . . . .      Incorporated by Reference
  10.2   First Amendment to Lease between Kraus-Anderson, Incorporated
         and the Company dated January 18, 1996.. . . . . . . . . . . . .      Incorporated by Reference
  10.3   Second Amendment to Lease between Kraus-Anderson, Incorporated
         and the Company dated December 6, 1996 . . . . . . . . . . . . .      Incorporated by Reference
  10.4   Contract for Private Development by and among City of Belle
         Plaine, Minnesota and Belle Plaine Economic Development
         Authority, Belle Plaine, Minnesota and the Company dated as
         of December 31, 1996 . . . . . . . . . . . . . . . . . . . . . .      Incorporated by Reference
  10.5   Assignment, Assumption and Amendment of Development Contract by
         and among the City of Belle Plaine, Minnesota, Belle Plaine
         Economic Authority, Belle Plaine, Minnesota, the Company, and
         Ryan Belle Plaine, LLC dated April 21, 1997. . . . . . . . . . .      Incorporated by Reference
  10.6   Lease Agreement between Ryan Belle Plaine, LLC and the Company
         dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . .      Incorporated by Reference
  10.7   Construction Agreement by and between Ryan Belle Plaine, LLC
         and the Company dated April 21, 1997 . . . . . . . . . . . . . .      Incorporated by Reference
  10.8   Guaranty by Ryan Companies US, Inc. in favor of the Company
         dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . .      Incorporated by Reference
  10.9   Amended and Restated 1995 Stock Option Plan. . . . . . . . . . .      Incorporated by Reference
  10.10  Form of Authorized Dealership Agreement. . . . . . . . . . . . .      Incorporated by Reference
  10.11  Form of Employee Agreement . . . . . . . . . . . . . . . . . . .      Incorporated by Reference
  27.1   Financial Data Schedule. . . . . . . . . . . . . . . . . . . . .      Filed Electronically