Form 10-Q
period 1997-09-30
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1997-11-14
CIK 1017904

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended September 30, 1997
                                     or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

Commission file number  000-22765


                               EXCELSIOR-HENDERSON MOTORCYCLE
                                    MANUFACTURING COMPANY
                -------------------------------------------------------
                (Exact name of registrant as specified in its charter)



         Minnesota                                   41-1771946
-------------------------------                  -----------------------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                     identification no.)


     805 Hanlon Drive
    Belle Plaine, Minnesota                                56011
----------------------------------------             ----------------
(Address of principal executive offices)                (Zip code)

                                      (612) 873-5700
                      -----------------------------------------
                            Registrant's telephone number


        Former Address: 607 West Travelers Trail, Burnsville, Minnesota 55337
        ----------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes /X/      No / /


        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value --13,020,159 issued and outstanding as of November 7, 1997.

                            EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY

                            QUARTERLY REPORT ON FORM 10-Q



PART I. FINANCIAL INFORMATION                                       PAGE NO.
        ---------------------                                       --------
Item 1.  Financial Statements:

         Balance Sheets (Unaudited) as of December 31, 1996
         and September 30, 1997                                          3

         Statements of  Operations (Unaudited)
         for the Three Months Ended
         September 30, 1996 and 1997                                     4

         Statements of Operations (Unaudited) for the
         Nine Months Ended September 30, 1996 and 1997
         and Cumulative for the Period from
         Inception (December 22, 1993) to September 30, 1997             5

         Statements of Cash Flows (Unaudited)
         for the Nine Months Ended
         September, 1996 and 1997 and Cumulative for the Period from
         Inception (December 22, 1993) to September 30, 1997             6

         Notes to Financial Statements                                   7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                      9

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                              12


PART II. OTHER INFORMATION                                              13


         SIGNATURES                                                     16

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                        (A DEVELOPMENT STAGE COMPANY)
                               Balance Sheets

                                (Unaudited)



                                                  December 31,   September 30,
                                                     1996            1997
                                                  ------------   -------------
                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $5,376,601    $29,604,127
  Short-term investments                             4,044,992             --
  Other current assets                                   9,119         27,591
                                                    ----------    -----------
      Total current assets                           9,430,712     29,631,718

PROPERTY AND EQUIPMENT,
 net of accumulated depreciation
 of $76,250 and $114,312                               229,082        773,735

INTELLECTUAL PROPERTY, to be amortized                 135,384        184,985

CONSTRUCTION ESCROW AND OTHER                          228,222      3,818,839
                                                   -----------    -----------
                                                   $10,023,400    $34,409,277
                                                   -----------    -----------
                                                   -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                 $  123,236      $  60,673
   Accrued liabilities                                 198,751        474,271
   Note payable                                         70,086        357,239
                                                   -----------    -----------
      Total current liabilities                        392,073        892,183
                                                   -----------    -----------

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock,
     3,342,666 shares authorized, par value
     of $.01; 3,066,527 shares issued and
     outstanding at December 31, 1996,
     none at September 30, 1997                         30,665            --
   Common Stock, 16,666,666 shares authorized,
     par value of $.01; 5,870,231 and
     12,997,987 shares issued and outstanding           58,702        129,980
   Additional paid-in capital                       13,677,748     41,066,804
   Deficit accumulated during the development stage (4,135,788)    (7,679,690)
                                                   -----------    -----------
      Total stockholders' equity                     9,631,327     33,517,094
                                                   -----------    -----------
                                                   $10,023,400    $34,409,277
                                                   -----------    -----------
                                                   -----------    -----------

The accompanying notes are an integral part of these balance sheets.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)
                               Statements of Operations
                                     (Unaudited)



                                                     Three Months Ended
                                                        September 30
                                                  ------------------------
                                                     1996           1997
                                                  ---------      ---------
PREOPERATING EXPENSES:
  Research and development                         $351,691       $620,633
  Marketing                                         170,013        628,624
  General and administrative                        243,554        505,633
                                                   --------       --------
    Total preoperating expenses                     765,258      1,754,890

INTEREST INCOME                                      25,299        298,186

INTEREST EXPENSE                                     (1,205)        (6,016)
                                                  ---------    -----------
NET LOSS                                          $(741,164)   $(1,462,720)
                                                  ---------    -----------
                                                  ---------    -----------
NET LOSS PER COMMON SHARE                            $(0.08)        $(0.13)
                                                  ---------    -----------
                                                  ---------    -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        8,805,500     11,207,595
                                                  ---------    -----------
                                                  ---------    -----------


    The accompanying notes are an integral part of these financial statements.

               EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)
                         Statements of Operations (continued)
                                     (Unaudited)

                                          Nine Months Ended         Cumulative for the
                                             September 30          Period from Inception
                                         -----------------------    (December 22, 1993)
                                           1996          1997      to September 30, 1997
                                         ---------    ----------   ---------------------
PREOPERATING EXPENSES:
   Research and development               $918,377    $1,533,326        $3,617,032
   Marketing                               360,282     1,291,571         2,124,915
   General and administrative              634,020     1,171,227         2,590,980
                                        ----------   -----------      ------------
     Total preoperating expenses         1,912,679     3,996,124         8,332,927

INTEREST INCOME                             53,469       461,571           679,329

INTEREST EXPENSE                            (2,309)       (9,349)          (26,092)
                                       -----------   -----------      ------------

NET LOSS                               $(1,861,519)  $(3,543,902)      $(7,679,690)
                                       -----------   -----------      ------------
                                       -----------   -----------      ------------
NET LOSS PER COMMON SHARE                   $(0.31)       $(0.45)           $(1.40)
                                       -----------   -----------      ------------
                                       -----------   -----------      ------------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      5,989,936     7,812,986         5,488,186
                                       -----------   -----------      ------------
                                       -----------   -----------      ------------

      The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)
                               Statements of Cash Flows
                                     (Unaudited)


                                                                                                    Cumulative For The Period
                                                            Nine Months Ended September 30               From Inception
                                                           ---------------------------------         (December 22, 1993) to
                                                                  1996            1997                  September 30, 1997
                                                           ----------------    -------------        --------------------------
OPERATING ACTIVITIES:
   Net loss                                                   $ (1,861,519)       $(3,543,902)               $(7,679,690)
   Adjustments to reconcile net loss to net cash
      used in operating activities-
          Depreciation                                              32,224             72,393                    148,643
          Change in current assets and liabilities:
               Other current assets                                  2,731            (18,472)                   (27,591)
               Accounts payable                                     73,217            (62,563)                    60,673
               Accrued liabilities                                  47,727            275,520                    474,271
                                                              ------------       ------------               ------------
           Net cash used in operating activities                (1,705,620)        (3,277,024)                (7,023,694)
                                                              ------------       ------------               ------------

INVESTING ACTIVITIES:
   Purchases of short-term investments, net                        912,630                 --                         --
   Proceeds from sale of short-term investments                         --          4,044,992                         --
   Property and equipment additions                                (91,509)          (617,046)                  (917,368)
   Payments made for intellectual property                         (29,636)           (49,601)                  (184,985)
   Payments to construction escrow and other                            --         (3,590,617)                (3,818,839)
                                                              ------------       ------------               ------------
           Net cash used in investing activities                   791,485           (212,272)                (4,921,192)
                                                              ------------       ------------               ------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                      75,025            293,362                    498,457
   Repayment of notes payable                                      (26,299)            (6,209)                   (66,218)
   Proceeds from issuance of Series A Convertible
      Preferred Stock, net of offering expenses                 10,314,000                 --                 10,314,000
   Proceeds from issuance of common stock, net of
      offering expenses                                            100,000         27,429,669                 30,802,774
                                                              ------------       ------------               ------------
           Net cash provided by financing activities            10,462,726         27,716,822                 41,549,013
                                                              ------------       ------------               ------------
           Net increase (decrease) in cash and cash
              equivalents                                        9,548,591         24,227,526                 29,604,127

CASH AND CASH EQUIVALENTS:
   Beginning of period                                             788,419          5,376,601                         --
                                                              ------------       ------------               ------------
   End of period                                               $10,337,010        $29,604,127                $29,604,127
                                                              ------------       ------------               ------------
                                                              ------------       ------------               ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                     2,309              9,390                     25,435
   Noncash transactions-
      Conversion of note payable into common stock                      --                 --                     75,000
      Issuance of common stock for services                         62,500                 --                    125,000
      Issuance of common stock in settlement of
         construction payable                                           --                 --                      5,010
      Conversion of Series A Convertible Preferred Stock
         into common stock                                              --             30,665                     30,665



    The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                            Notes to Financial Statements

                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The accompanying balance sheets of Excelsior-Henderson Motorcycle Manufacturing Company (the "Company") as of September 30, 1997 and the statements of operations for the three and nine months ended September 30, 1996 and 1997, and cumulative for the period from inception (December 22, 1993) to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1996 and 1997 and cumulative for the period from inception (December 22, 1993) to September 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and the Company's Prospectus dated July 23, 1997. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full fiscal year.

2.  NET LOSS PER COMMON SHARE:

Net loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Shares reserved for warrants or stock options are not considered because the impact of the incremental shares is antidilutive.

3.  REVERSE STOCK SPLIT:

On May 21, 1997, the Company's board of directors approved a 2-for-3 reverse stock split of the Company's outstanding stock. All share and per share data for all periods presented reflect the reverse stock split (previously disclosed).

4.  INITIAL PUBLIC OFFERING:

On July 29, 1997, the Company completed an initial public offering of 4,000,000 shares of its Common Stock (the "Offering"). The net proceeds of $27,400,000, after deducting fees and expenses, will be used to fund development stage operating costs and expenses, investments in property and equipment and working capital. If the 4,000,000 shares issued in the Offering had been outstanding as of January 1, 1997, the net loss per share for the three and nine months ended September 30, 1997 would have been $.12 and $.33 per share. Concurrent with the closing of the Offering, the Series A Convertible Preferred Stock automatically converted into shares of Common Stock.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which changes the way companies calculate their earnings per share (EPS). SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported loss by the weighted average shares outstanding, excluding potentially dilutive securities while diluted EPS includes the dilutive securities. The Company is required to adopt SFAS No. 128 in the fourth quarter of 1997, at which time, all prior period EPS data is to be restated. Primary EPS, as reported, is the same as basic and diluted EPS for all periods presented because shares reserved for warrants or stock options are not considered in the weighted average common shares outstanding as the impact of the incremental shares is antidilutive.

6.  COMMITMENTS:

On April 21, 1997, the Company signed a construction agreement and a lease agreement with a real estate development company and commenced construction of a manufacturing and administrative facility with an estimated cost of $10,500,000, exclusive of equipment costs. The project is being financed with $2,300,000 of tax increment financing bonds to be issued by the City of Belle Plaine, Minnesota, $5,750,000 (including a $750,000 deposit) of mortgaged-backed debt to be arranged by the developer with the balance of approximately $3,200,000 provided by the Company. To finance repayment of the tax increment financing bonds, the Company has guaranteed the underlying real estate tax payments on the property. The Company anticipates recording the transaction as a capital lease upon acceptance of the facility.

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

In October 1997, the Company signed a construction agreement with a third-party vendor for the construction of the Company's paint and finishing facility. The cost of the paint facility will be approximately $7,300,000. The Company paid 20% of the cost upon execution of the agreement and will make certain progress payments during construction and a final payment upon completion of the paint facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company plans to manufacture, market and sell premium heavyweight cruiser and touring motorcycles with a brand that evokes an authentic American motorcycling heritage and lifestyle.* The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the risk that full-scale operations may not occur. The Company intends to commence mass production of its initial motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X") in late 1998 and does not anticipate having motorcycle sales until such time.* As a result primarily of the operating expenses described below in "Results of Operations," the Company's deficit accumulated during the development stage was approximately $7.7 million at September 30, 1997. Historic spending levels are not indicative of anticipated future spending levels because the Company is entering a period in which it will increase spending on product research and development, marketing and dealer network development, and increase staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before any material product sales are generated.

    The Company completed an initial public offering of 4,000,000 shares of its Common Stock on July 29, 1997, with net proceeds to the Company of $27.4 million, after deducting fees and expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $621,000 for the three months ended September 30, 1997 from $352,000 for the three months ended September 30, 1996. The increases were primarily due to staffing increases and increased product design and development costs.

    MARKETING EXPENSES. Marketing expenses increased to $629,000 for the three months ended September 30, 1997 from $170,000 for the three months ended September 30, 1996. The increases were primarily due to staffing increases, increased advertising and promotion costs and dealer network development expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $506,000 for the three months ended September 30, 1997 from $244,000 for the three months ended September 30, 1996. The increases were primarily due to staffing increases and other general operating expenses.

    INTEREST INCOME. Interest income increased to $298,000 for the three months ended September 30, 1997 from $25,000 for the three months ended September 30, 1996. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the Company's initial public offering of its Common Stock.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1.5 million for the nine months ended September 30, 1997 from $918,000 for the nine months ended September 30, 1996. The increases were primarily due to staffing increases and increased product design and development costs.

    MARKETING EXPENSES. Marketing expenses increased to $1.3 million for the nine months ended September 30, 1997 from $360,000 for the nine months ended September 30, 1996. The increases were primarily due to staffing increases, increased advertising and promotion costs and dealer network development expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.2 million for the nine months ended September 30, 1997 from $634,000 for the nine months ended September 30, 1996. The increases were primarily due to staffing increases and other general operating expenses.

    INTEREST INCOME. Interest income increased to $462,000 for the nine months ended September 30, 1997 from $53,000 for the nine months ended September 30, 1996. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the Company's initial public offering of its Common Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

    On July 29, 1997, the Company closed on the initial public offering of its Common Stock, with net proceeds to the Company of $27.4 million. The Company will use the net proceeds of $27.4 million for funding research and development costs (including pre-production manufacturing and completion of the design, engineering and testing of the Super X); sales and marketing costs (including increased marketing activity prior to the commercial introduction of the Super X and dealer network development); capital expenditures (including completing and equipping the manufacturing and administrative facility, acquiring tooling and motorcycle components and supplies); and general and administrative costs. Based upon its current estimates, the Company believes that its available cash resources, including the proceeds received from the initial public offering of Common Stock, as well as the proceeds anticipated to be received from the Minnesota Department of Trade and Economic Development (see below), will be sufficient to fund the pre-production operations of the Company and the capital expenditures necessary to start production of the Super X.* The Company may require additional fixed asset and working capital financing prior to commencement of production.* Upon commencement of production, the Company will need to obtain substantial amounts of fixed asset and working capital financing.* However, if any of the anticipated sources of funds are not available, the Company will have to look to other means of financing. In addition, if the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of constructing and equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, or other unanticipated events, then the Company may need additional equity or debt financing in excess of the proceeds of its recent initial public offering of Common Stock prior to or shortly after commencement of production of the Super X.

    On April 21, 1997, the Company signed a Construction Agreement and a Lease Agreement (the "Lease Agreement") with a real estate development company to commence construction of its approximately 160,000 square foot manufacturing and administrative facility, with an estimated cost of $10.5 million, exclusive of equipment costs. The project is being financed by the real estate development company with $2.3 million of tax increment financing bonds to be issued by the City of Belle Plaine, Minnesota, $5.75 million (including a $750,000 deposit) of mortgage-backed debt arranged by the developer and the balance of approximately $3.2 million was provided by the Company during April 1997. To finance repayment of the tax increment financing, the Company has guaranteed the underlying real estate tax payments on the property. The Company anticipates recording the transaction as a capital lease upon acceptance of the facility.

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

    In October 1997, the Company signed a construction agreement with a third-party vendor for the construction of the Company's paint and finishing facility. The cost of the paint facility will be approximately $7,300,000. The Company paid 20% of the cost upon execution of the agreement and will make certain progress payments during construction and a final payment upon completion of the paint facility.

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

 - THE COMPANY PLANS TO MANUFACTURE, MARKET AND SELL PREMIUM HEAVYWEIGHT CRUISER AND TOURING MOTORCYCLES WITH A BRAND THAT EVOKES AN AUTHENTIC AMERICAN MOTORCYCLING HERITAGE AND LIFESTYLE--The Company's success depends upon market acceptance of its brand of products. Market acceptance depends upon the ability of the Company to establish its intended brand image and a reputation for high quality and to differentiate its brand of products from its competitors. There can be no assurance that the Company's products will be perceived as being of high quality and differentiated from such other products, or that the Company will be successful in establishing its intended brand image.

 - THE COMPANY INTENDS TO COMMENCE MASS PRODUCTION OF THE SUPER X IN LATE 1998 AND DOES NOT ANTICIPATE HAVING MOTORCYCLE SALES UNTIL SUCH TIME--Production of the Super X and any additional motorcycles the Company may produce is dependent upon acquisition, installation and successful operation of the motorcycle production equipment, engaging reliable suppliers to manufacture components for the Company's products, hiring additional engineering and manufacturing personnel and completing the design of the Super X for mass production. Factors that may affect the successful completion of such items include problems in acquisition, installation and successful operation of the motorcycle production equipment, the inability of the Company to locate competent suppliers or obtain adequate quantities of components and supplies at reasonable costs, the inability of the Company to hire additional qualified personnel and the inability of the Company's engineering and manufacturing staff to design, engineer and produce the Super X. In addition, for the Company to be successful, its products must be manufactured to meet high quality standards in production volumes. Although the Company has produced prototypes of the Super X, it has never attempted to manufacture motorcycles in large quantities. The transition to mass production will involve various risks and uncertainties that may not be apparent at this time and there can be no assurance that the Company will be able to successfully react to unanticipated difficulties.

         Sales of the Super X and any additional motorcycles the Company may produce are dependent on the Company establishing a dealer network. The Company has executed agreements with 40 dealers as of November 14, 1997. Prior to production, the Company will need to attract additional dealers to sell its brand of products. There can be no assurance that the Company will be able to attract the number of dealers the Company may need or that such dealers will be successful in selling its brand of products.

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

 - BASED UPON ITS CURRENT ESTIMATES, THE COMPANY BELIEVES THAT ITS AVAILABLE CASH RESOURCES, INCLUDING THE PROCEEDS RECEIVED FROM THE RECENT INITIAL PUBLIC OFFERING OF COMMON STOCK, AS WELL AS THE PROCEEDS ANTICIPATED TO BE RECEIVED FROM THE MINNESOTA DEPARTMENT OF TRADE AND ECONOMIC DEVELOPMENT, WILL BE SUFFICIENT TO FUND THE PRE-PRODUCTION OPERATIONS OF THE COMPANY AND THE CAPITAL EXPENDITURES NECESSARY TO START PRODUCTION OF THE SUPER X.--If the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of constructing and equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, the unavailability of commercial fixed asset and working capital financing, or other unanticipated events, then the Company may need additional equity or debt financing prior to or shortly after commencement of production of the Super X.

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

 - THE COMPANY MAY REQUIRE ADDITIONAL FIXED ASSET AND WORKING CAPITAL FINANCING PRIOR TO COMMENCEMENT OF PRODUCTION; UPON COMMENCEMENT OF PRODUCTION, THE COMPANY WILL NEED TO OBTAIN SUBSTANTIAL AMOUNTS OF FIXED ASSET AND WORKING CAPITAL FINANCING--The Company has not sought, and does not expect to seek, any commitments for fixed asset or working capital financing until the Company approaches the commencement of production. The availability and terms of any such fixed asset or working capital financing will depend on a number of credit market factors, including interest rates, liquidity and lending regulations, as well as the business prospects and financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

                             PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

    (a)  SERIES A PREFERRED CONVERSION

         Upon the closing of the public offering of the Company's Common Stock on July 29, 1997, the Company's registered Series A Convertible Preferred Stock (the "Preferred Stock") converted into Common Stock at an exchange ratio of 1:1. Following such conversion, the former holders of the Preferred Stock were no longer entitled to a preference in the event of a liquidation of the Company.

    (b)  See (a) above.

    (c)  Not applicable

    (d)  USE OF PROCEEDS

         On July 23, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-27789) (the "Registration Statement") relating to the initial public offering of 4,000,000 shares (the "Shares") of its Common Stock at an initial public offering price of $7.50 per share for an aggregate offering price of $30,000,000. The Company also registered an additional 600,000 shares of Common Stock at $7.50 per share for an aggregate offering price of $4,500,000 solely to cover over-allotments. On July 29, 1997, the Company completed the offering of the 4,000,000 Shares, with gross proceeds of $30,000,000 and net proceeds to the Company of $27,400,000. The managing underwriters of the offering were John G. Kinnard and Company, Incorporated and Miller, Johnson & Kuehn, Incorporated. The underwriters did not exercise the option to purchase the additional 600,000 shares registered to cover over-allotments.

         The Company incurred the following actual expenses in connection with the issuance and distribution of the Shares as discussed above:

         Underwriting discounts
           commissions                 $2,100,000
         Other offering expenses          500,000
                                       ----------
           Total expenses              $2,600,000
                                       ----------
                                       ----------

         No direct or indirect payments of the proceeds received from the offering of the Shares were made to directors, officers, stockholders or affiliates of the Company.

         From the closing of the offering of the Shares to September 30, 1997, the Company had not used any of the proceeds from the sale of the Shares. Pending such use, the Company has invested the proceeds in short-term investment-grade, interest-bearing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997:

 Exhibit            Description
 -------            -----------

    3.1  Restated Articles of Incorporation of Company, as Amended. (1)
    3.2  Amended and Restated Certificate of Designation of Series A
         Convertible Preferred Stock. (2)
    3.3  By-Laws of the Company. (3)
   10.1 Lease Agreement between Kraus-Anderson, Incorporated and the Company dated March 1, 1994. (4)
   10.2 First Amendment to Lease between Kraus-Anderson, Incorporated and the Company dated January 18, 1996. (4)
   10.3 Second Amendment to Lease between Kraus-Anderson, Incorporated and the Company dated December 6, 1996. (2)
   10.4 Contract for Private Development by and among City of Belle Plaine, Minnesota and Belle Plaine Economic Development Authority Belle Plaine, Minnesota and the Company dated as of December 31, 1996. (2)
   10.5 Assignment, Assumption and Amendment of Development Contract by and among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC dated April 21, 1997. (5)
   10.6 Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997. (5)
   10.7 Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997. (5)
   10.8  Guaranty by Ryan Companies US, Inc. in favor of the Company dated
         April 21, 1997. (5)
   10.9  Amended and Restated 1995 Stock Option Plan. (5)
   10.10 Form of Authorized Dealership Agreement. (1)
   10.11 Form of Employee Agreement. (6)
   27.1  Financial Data Schedule

    Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)    REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 1997.


------------------------

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

(5) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 333-05060C).

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

                                        EXCELSIOR-HENDERSON MOTORCYCLE
                                         MANUFACTURING COMPANY


DATE:  November 14, 1997                  By: /s/ Thomas M. Rootness
                                          ----------------------------------
                                          Thomas M. Rootness,
                                          Senior Vice President of Finance and
                                          Administration and Chief Financial
                                          Officer
                                          (Duly authorized officer and
                                          Principal Financial Officer)

                                  INDEX TO EXHIBITS

Exhibit                  Description                                                Page
-------                  -----------                                                ----
   3.1   Restated Articles of Incorporation of Company.................    Incorporated by Reference
   3.2   Amended and Restated Certificate of Designation of Series A
         Convertible Preferred Stock...................................    Incorporated by Reference
   3.3   By-Laws of the Company........................................    Incorporated by Reference
  10.1   Lease Agreement between Kraus-Anderson, Incorporated and the
         Company dated March 1, 1994...................................    Incorporated by Reference
  10.2   First Amendment to Lease between Kraus-Anderson, Incorporated
         and the Company dated January 18, 1996........................    Incorporated by Reference
  10.3   Second Amendment to Lease between Kraus-Anderson, Incorporated
         and the Company dated December 6, 1996........................    Incorporated by Reference
  10.4   Contract for Private Development by and among City of Belle
         Plaine, Minnesota and Belle Plaine Economic Development
         Authority, Belle Plaine, Minnesota and the Company dated as of
         December 31, 1996.............................................    Incorporated by Reference
  10.5   Assignment, Assumption and Amendment of Development Contract by
         and among the City of Belle Plaine, Minnesota, Belle Plaine
         Economic Authority, Belle Plaine, Minnesota, the Company, and
         Ryan Belle Plaine, LLC dated April 21, 1997...................    Incorporated by Reference
  10.6   Lease Agreement between Ryan Belle Plaine, LLC and the Company
         dated April 21, 1997..........................................    Incorporated by Reference
  10.7   Construction Agreement by and between Ryan Belle Plaine, LLC
         and the Company dated April 21, 1997..........................    Incorporated by Reference
  10.8   Guaranty by Ryan Companies US, Inc. in favor of the Company
         dated April 21, 1997..........................................    Incorporated by Reference
  10.9   Amended and Restated 1995 Stock Option Plan...................    Incorporated by Reference
  10.10  Form of Authorized Dealership Agreement.......................    Incorporated by Reference
  10.11  Form of Employee Agreement....................................    Incorporated by Reference
  27.1   Financial Data Schedule.......................................    Filed Electronically