Form 10-Q/A
period 1997-09-30
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1997-11-14
CIK 1017904

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-Q/A


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended September 30, 1997
                                     or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Transition Period From _______________ to ________________.

Commission file number  000-22765
                        ---------

                            EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Minnesota                            41-1771946
    -------------------------------               -----------------
    (State or other jurisdiction of               (I.R.S. employer
     incorporation or organization)              identification no.)


         805 Hanlon Drive
       Belle Plaine, Minnesota                             56011
  ---------------------------------------             -------------
  (Address of principal executive offices)              (Zip code)

                                    (612) 873-5700
                        --------------------------------------
                            Registrant's telephone number

        Former Address:  607 West Travelers Trail, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value -- 13,020,159 issued and outstanding as of November 7, 1997.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                           PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         (This Quarterly Report on Form 10-Q/A amends and replaces in its entirety the Statements of Operations for the Three Months Ended September 30, 1996 and 1997 appearing in the Company's Quarterly Report on Form 10-Q filed November 14, 1997 (File No. 000-22765). Other than such change, no other changes are being made by this Quarterly Report on Form 10-Q/A.)

                               Statements of Operations

                                     (Unaudited)

                                                      Three Months Ended
                                                         September 30
                                                 -------------------------
                                                    1996           1997
                                                 ----------    -----------

PREOPERATING EXPENSES:
  Research and development                         $351,691       $620,633
  Marketing                                         170,013        628,624
  General and administrative                        243,554        505,633
                                                 ----------    -----------

    Total preoperating expenses                     765,258      1,754,890

INTEREST INCOME                                      25,299        298,186

INTEREST EXPENSE                                     (1,205)        (6,016)
                                                 ----------    -----------

NET LOSS                                          $(741,164)   $(1,462,720)
                                                 ----------    -----------
                                                 ----------    -----------


NET LOSS PER COMMON SHARE                            $(0.12)        $(0.13)
                                                 ----------     ----------
                                                 ----------     ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        6,003,731     11,341,095
                                                 ----------     ----------
                                                 ----------     ----------






              Please see the notes to the Company's financial statements in the Company's quarterly report on Form 10-Q filed
                       November 14, 1997 (File No. 000-22765),
              which are an integral part of these financial statements.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             EXCELSIOR-HENDERSON MOTORCYCLE
                               MANUFACTURING COMPANY


DATE:  November 14, 1997     By: /s/ Thomas M. Rootness
                                --------------------------------------------
                                 Thomas M. Rootness,
                                  Senior Vice President of Finance and
                                  Administration and Chief Financial Officer
                                  (Duly authorized officer and Principal
                                  Financial Officer)