Form 10-K405
period 1998-01-03
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1998-04-03
CIK 1017904

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended January 3, 1998
                                         or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period
     From                 to                  .
          ---------------     ----------------

                          Commission file number 000-22765

                           EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY
            --------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Minnesota                                          41-1771946
         -------------------                                --------------------
   (State or other jurisdiction of                            (I.R.S. employer
   incorporation or organization)                            identification no.)

       805 Hanlon Drive
   Belle Plaine, Minnesota                                          56011
-----------------------------                                 -----------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:          (612) 873-7000
                                                             ---------------

     Securities registered under Section 12(b) of the Act:  None
     Securities registered under Section 12(g) of the Act:

                             Common Stock, $.01 par value
                        --------------------------------
                                (Title of each class)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  /X/       No  / /

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     /X/

     The aggregate market value of the common equity held by non-affiliates of the registrant as of March 20, 1998 was $79,358,837, based on a closing price of $8.375 per share as reported on the Nasdaq National Market on such date.

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value -- 13,027,858 issued and outstanding as of March 20, 1998.

                                       PART I

          THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS OR STATEMENTS OF INTENTION SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE THE RISKS, UNCERTAINTIES AND OTHER MATTERS SET FORTH BELOW UNDER THE CAPTION "FORWARD-LOOKING STATEMENTS" AND THE MATTERS SET FORTH UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1.   BUSINESS

          The Company, which was incorporated in Minnesota in 1993, is in the development stage and plans to manufacture, market and sell premium heavyweight cruiser and touring motorcycles with a brand that evokes an authentic American motorcycling heritage and lifestyle. The Company's motorcycle products will feature current technology but will reflect distinctive designs, styling and names reminiscent of the motorcycles produced in the early part of this century by Excelsior Supply Company ("Excelsior Supply") under the brand names Excelsior and Henderson. The Company intends to commence mass production of its initial motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X, in late 1998. The Company has developed several generations of prototypes of the Super X and first unveiled a running prototype at the Sturgis Motorcycle Rally in Sturgis, South Dakota in August 1996. The Company relocated its operations to a new 160,000 square foot manufacturing and administrative facility in Belle Plaine, Minnesota in November 1997.

          In 1993, Co-Founders Dan and Dave Hanlon developed a business plan to pursue a market opportunity they believed existed in the heavyweight motorcycle market. They believed that many purchasers of heavyweight motorcycles wanted an authentic American alternative to the motorcycles produced by Harley-Davidson. After researching the market, they believed that the combination of Excelsior Supply's status as one of the original Big Three motorcycle manufacturers, available brand name and rich heritage would serve as an excellent marketing brand and design inspiration for the heavyweight motorcycles they planned to introduce. The Company was founded on the strategy to establish itself within the motorcycle industry by marketing a brand that is based on an authentic American heritage and to manufacture products and accessories that represent a distinct alternative to the products of Harley-Davidson. To achieve such strategy, the Company has been developing its products, securing its trademarks, engaging in marketing activities, hiring its management team and its initial engineering, manufacturing and other personnel and raising capital.

THE EXCELSIOR-HENDERSON HERITAGE

          It has been estimated that in the early part of this century there were over 200 American motorcycle manufacturing companies. Until 1931, the "Big Three" motorcycle manufacturers were Excelsior Supply, Harley-Davidson and Indian. Excelsior Supply ceased operations in 1931 during the Great Depression and Indian ceased operations in 1953. Harley-Davidson has been the only significant manufacturer of American heavyweight cruiser and touring motorcycles since 1953.

          Founded as a bicycle supply company in Chicago in 1876, Excelsior Supply was owned by bicycle producer Ignatz Schwinn from 1911 until it ceased production. Although the Company is not a successor to Excelsior Supply, it secured Excelsior Supply's available brand names through usage beginning in 1993. These brand names had become available after they were abandoned by Excelsior Supply in 1931. Excelsior Supply produced, among others, a Big X motorcycle and a Super X motorcycle, featuring large "X-twin" engines. In 1917, Excelsior Supply purchased the Henderson Motorcycle Company ("Henderson") and continued to manufacture a Henderson DeLuxe Four, which featured an inline four cylinder engine. The Company intends to produce motorcycles whose styling is inspired by those manufactured by Excelsior Supply.

          The motorcycles manufactured by Excelsior Supply and Henderson were a significant force on the racetrack and on the road. These motorcycles set many performance records, including the first motorcycle to circle the world and the first to break the 100 m.p.h. speed barrier. Also, many police departments used motorcycles manufactured by Excelsior Supply, as did the U.S. government during World War I. Several famous personalities of the time owned motorcycles produced by Excelsior Supply, including aviator Charles Lindbergh and automobile manufacturer Henry Ford.

          In 1929, Excelsior Supply restyled its Super X and Henderson DeLuxe Four motorcycles into its "Streamline" product line. Several motorcycle historians have cited these "Streamline" models as among the originators of the classic American heavyweight motorcycle style. For the Excelsior Supply
Super X, this classic style included a large displacement "X-twin" engine, a teardrop shaped split fuel tank, full valanced fenders, a curved front frame that followed the contour of the front fender, a low slung seat in which the rider sat into the bike, a leading link front suspension with fork tubes that passed through the front fender, a tank-mounted instrument panel, balloon tires and premium single and two-tone paint finishes.

INDUSTRY AND MARKET

          The heavyweight motorcycle category consists of motorcycles with an engine displacement of 651cc or greater. Within the heavyweight category, there are four types of motorcycles: (i) STANDARD, which emphasize simplicity and cost; (ii) PERFORMANCE, which emphasize handling and speed; (iii) TOURING, which emphasize comfort and amenities for long-distance travel; and (iv) CRUISER, which feature the distinctive styling of classic American motorcycles built during the early years of the motorcycling industry and are designed to facilitate customization by individual owners. Touring and cruiser motorcycles are the only types of heavyweight motorcycles that the Company plans to design and market. According to statistics in Harley-Davidson's public reports, in 1996, touring and cruiser models represented approximately 80% of retail unit sales in the U.S. heavyweight market. Heavyweight motorcycles, in turn, represented approximately half of retail motorcycle unit sales in the overall United States market in 1996. U.S. registrations of new heavyweight motorcycles increased in 1996 by approximately 9.6% (to 165,700 units) over 1995 registrations, and U.S. registrations of new heavyweight motorcycles have increased by 59% from 1992 through 1996. In 1996, Harley-Davidson reported an approximate 48% market share of U.S. and a 25% market share of worldwide (including U.S.) new heavyweight motorcycle registrations representing approximately $874 million in domestic motorcycle revenue and approximately
$1.2 billion in worldwide (including U.S.) motorcycle revenue. Trade publications and dealers have reported that there are substantial waiting lists at the dealers for certain models of Harley-Davidson motorcycles.

          As recreational products, the Company's motorcycles and related products are in a growing consumer market. According to U.S. Government reports, from 1992 through 1995 spending on recreational products grew at over five percent per year and from 1994 through 1997 grew at three times the rate of overall consumer spending. Based on industry information, the Company believes that the typical customer for heavyweight American touring and cruiser motorcycles is a male between the ages of 35 and 65, with a household income of approximately $65,000. These customers are generally experienced motorcycle riders who purchase motorcycles for recreational purposes rather than for transportation. According to U.S. Department of Commerce demographic surveys, the number of Americans that will fall into the targeted age bracket is projected to increase by approximately 11% over the next five years and by 19% over the next ten years. The 35 to 65 year old age group also leads all age groups in annual spending per consumer on recreational products and generally has greater disposable income than other age groups.

          The Company believes that customers in its target market are seeking motorcycles and related products with a brand image associated with an authentic classic American motorcycling heritage and lifestyle. The Company also believes that such customers purchase motorcycles based on a number of other factors including styling, quality, reliability and product features.

STRATEGY AND DEVELOPMENT PLAN

          The Company's strategy is to establish its brand based on the authentic American motorcycling heritage of Excelsior Supply and Henderson and to offer products and accessories that represent a distinct alternative to the products of Harley-Davidson. In conjunction with this strategy, the Company has undertaken marketing efforts to re-establish the legacy of Excelsior Supply and Henderson in the motorcycling community and build demand for the Company's brand and motorcycle products. In addition, the Company has secured its trademarks and begun using them on its products, raised net proceeds of approximately
$41.2 million in private and public equity, constructed working prototypes of the Super X, displayed the Super X at rallies, completed construction of its manufacturing and administrative facility and has commenced establishment of its dealer network. The Company also has hired, and continues to add to, its engineering and manufacturing staff, which has been working with design and engineering firms to develop the Super X for mass production.

          Prior to the commencement of production, the Super X will be subject to continuing track and road testing to ensure reliability, durability, rider ergonomics and to ensure product and manufacturing process optimization. In addition, the Company will have to complete certain certifications with government entities prior to retail sales. In order to equip its manufacturing and administrative facility, the Company must acquire equipment and fixtures for its production line, finalize agreements with vendors to supply motorcycle components and continue training and manufacturing system development. The Company will need to sign up additional dealers and begin targeted local market promotional and advertising programs with its dealers. The Company plans to conduct a nationwide marketing campaign, which will include participating in additional rallies, consumer events and trade shows, and promoting the Company's brand of motorcycle products at Excelsior-Henderson dealer events. Finally, the Company will be required to hire additional management, engineering and manufacturing, and marketing staff as needed to complete the above tasks.

PRODUCTS

          The Company plans to produce premium heavyweight cruiser and touring motorcycles. The Company currently is developing its first motorcycle, the Super X, for mass production in late 1998. After commencement of mass production of the Super X, the Company intends to expand its product line by developing additional models of motorcycles, including a heavyweight touring motorcycle and an entry-level cruiser, each with classic American heavyweight styling. The Company also sells, and will continue to sell, a wide variety of apparel products such as hats, T-shirts and jackets to build brand image and support the lifestyle of American motorcycling. The Company also intends to sell additional motorcycle parts and accessories to its customers to customize the Company's motorcycles.

          The Super X is a new motorcycle featuring modern engineering and performance and a design inspired by the classic American heavyweight styling features of the original Excelsior Supply Super X, including a large displacement "X-twin" engine, a sleekly styled, teardrop shaped fuel tank, full valanced fenders, a curved front frame that follows the contour of the front fender, a low slung seat in which a rider will sit into the bike, a leading link front suspension with fork tubes that pass through the front fender, a tank-mounted instrument panel, wide profile tires and modern, high gloss, single and two-tone paint finishes. The Super X will also incorporate a proprietary long-stroke engine designed to produce a distinctive sound, as well as a proprietary transmission and electronic fuel injection system and computer controlled-engine management system.

          The following projected specifications of the Super X are subject to further testing and are therefore subject to change:

          Wheelbase                65 Inches
          Length                   95 Inches
          Weight                   675 lbs.
          Seat Height              26.5 Inches
          Engine Size              85 Cubic Inches (1386cc)
          Engine Design            50DEG. "X-twin"
          Engine Cooling           Air and Oil
          Fuel Distribution        Electronic Fuel Injection
          Valves                   4 Valves Per Cylinder, Dual Overhead Cam
          Frame                    Double Wishbone, Full Travel Suspension with
                                   Leading Link Front End
          Transmission             5 Speed, Constant Mesh
          Fuel Capacity            5 Gallons
          Load Capacity            675 lbs.

MARKETING

          Since inception, the Company's marketing goal has been to re-establish the legacy of Excelsior Supply and Henderson in the motorcycling community and build demand for the Company's brand of motorcycle products. The Company's marketing strategy is to establish its brand through association with the heritage of Excelsior Supply and Henderson and to create opportunities for the public to experience such heritage.

          The Company's marketing team, together with the services of a marketing agency, has developed a marketing campaign that has generated many news articles and other forms of publicity, including articles in most of the national and international motorcycle publications, as well as many articles and news telecasts in the non-motorcycle media. To establish the Company's brand among the motorcycling public, the Company implemented a marketing campaign for the August 1996 Sturgis Motorcycle Rally in Sturgis, South Dakota and first unveiled four prototype Super X motorcycles publicly. The Company was also an official sponsor of the Sturgis Rally in 1996 and 1997. The Company also held marketing events at the 1997 and 1998 Daytona Beach Bike Week by displaying prototypes of the Super X and opening the weeks with the first and second Annual Excelsior-Henderson Motorcycle Parade. In addition, the Company was the exclusive sponsor of a two-year exhibition, "Excelsior-Henderson, the Lost Legend," featuring the largest collection of vintage Excelsior Supply and Henderson Motorcycles ever assembled, at the American Motorcyclist Association Motorcycle Heritage Museum. In the period leading up to the first sale of the Super X, the Company will continue its marketing efforts including, among other things, attending additional rallies, consumer events and trade shows, promoting the Excelsior-Henderson brand of motorcycle products at dealer events, informing the media about the Super X and the Company, and advertising in trade and consumer publications.

          To create a strong brand identity for its motorcycles and related products and to establish the authenticity of the Company's brand, the Company intends to foster among consumers and dealers a culture and lifestyle that are reminiscent of the classic American motorcycling heritage. Such heritage refers to the "soul" of the traditional American motorcycling experience, fostered by motorcycle events, motorcyclists and media, which associates riding motorcycles with individuality and freedom. Owner customization of motorcycles is also an important part of this heritage, and the Company intends to design its motorcycles to facilitate individual customization by owners and to make custom parts and accessories available to owners. In addition, the Company intends to sponsor and promote a motorcycle owners' group, rallies and a magazine for owners and enthusiasts. The Company also sells a wide variety of apparel products such as hats, T-shirts and jackets with the Company's logos and intends to license certain of its trademarks on a broad range of consumer items to increase public exposure and familiarization with its brand and products.

DISTRIBUTION

          The Company is building its nationwide dealer network. Through researching the U.S. motorcycle market, the Company has identified the key areas in which it believes it must have dealer presence. In addition, the Company has identified a dealer profile for the dealers it believes will be successful in selling its products and is currently soliciting dealers in the key areas who meet this profile. The Company held a ceremony to commemorate signing agreements with its first ten dealers in the second quarter of 1997. As of March 20, 1998, the Company had signed agreements with 58 dealers. Prior to production, the Company expects to select 80 to 100 dealers from the over 3,000 authorized dealers of new motorcycles in the United States, and will then add dealers as its production increases. The Company's sales team is led by the Company's Co-Founders and the Vice President of Sales who previously has introduced new product lines for a recreational products manufacturer through an independent dealer network.

          The Company's network will have dealers in the major population centers and in the major motorcycling markets. The Company will also have dealers along the major motorcycle traveling routes, providing a nationwide network of dealers to serve the Company's customers. Within the industry, a significant percentage of dealers handle more than one line of motorcycle, and the Company expects that its dealers will also sell other motorcycle product lines. The Company intends to select dealers who will have a strong commitment to the Company's brand of products and its success. The Company will allocate its brand of products through a process of determining how many of its motorcycles a particular dealer can sell in its market, rather than allocating to dealers on a pro-rata basis. The Company believes that this will allow it to have the right number of dealers nationwide who are comfortable with selling the number of motorcycles allocated.

          The Company intends to select dealers who have an established reputation for excellence, professional appearance, profitable operations, a sales floor sufficient to display the Company's motorcycles and related products, the ability to maintain adequate inventories of motorcycles, parts, supplies and other merchandise, a knowledgeable sales staff, the ability to provide full-service maintenance and who can add value by promoting lifestyle motorcycle products and events (E.G., customized after-market parts, motorcycle apparel and accessories, customer appreciation and promotional events, rallies, etc.). The Company will provide support for its dealers and customers by maintaining adequate quantities of repair parts and accessories, training for service technicians and warranty coverage.

MANUFACTURING

          The Company will assemble its motorcycles using proprietary and non-proprietary components in the Company's new manufacturing facility. The manufacturing operations will consist of three main manufacturing processes: welding, painting and assembly.

WELDING. The welding area will consist of robotic welding cells and ancillary equipment, which will be used to manufacture the frame, swing cage, and rigid front fork assembly. The resulting accuracy and consistency from using robotics are intended to ease the task of assembling motorcycles in volume. Components completed in the welding area will be fed directly into the paint area.

PAINTING. The paint area is being equipped and built to the highest industry standards. The Company believes that a high quality finish is extremely important in marketing its motorcycles, and intends to perform all facets of the finish work in-house. The paint area will have a comprehensive range of processes to ensure the corrosion resistance and surface durability required for the major cosmetic components of the Company's motorcycles. From the paint area, components will be fed directly into the assembly area.

ASSEMBLY. The assembly area is being equipped with a moving assembly track. In this area, the engine and transmission unit will be assembled and tested. After the powertrain has been successfully tested, it will be transferred to the chassis section. The whole motorcycle will then be assembled as the powertrain is built into the chassis. Once assembled, the motorcycle will be subjected to a final test and will then be packed and shipped.

          The Company is obtaining its proprietary and non-proprietary components from established original equipment manufacturers. The Company will strive to engage original equipment manufacturers who have established records of producing reliable products for the motorcycle industry in a timely manner and will constantly review such vendors to ensure strict quality control. For the critical components, the Company has identified vendors and is in the process of establishing relationships with such vendors.

          Allan Hurd, the Company's Senior Vice President of Engineering and Manufacturing, previously worked for Triumph Motorcycles, where he was part of the management team that designed, developed and produced new motorcycles under the Triumph name after the original Triumph ceased production. Mr. Hurd was directly responsible for establishing and operating all aspects of motorcycle production, including motorcycle design and development, factory development and layout, manufacturing equipment specification and acquisition and motorcycle production.

          The Company's facility has been designed to have a production capacity of up to 20,000 motorcycles per year before on-site expansion is necessary. The facility has been designed to provide an optimum production environment for the Company's employees through the use of natural lighting and climate-controlled heating and air conditioning. The Company believes that such an environment will help optimize employee productivity.

INTELLECTUAL PROPERTY RIGHTS

          The Company believes that it has the exclusive right to use the trademarks "Excelsior-Henderson," "Super X" and "X-twin", among others, and certain related word and design trademarks in the United States in connection with the manufacture and sale of motorcycles and related structural parts. In addition, the Company believes that it has the right to use certain of these marks on ancillary merchandise and apparel. The Company has secured its rights to these trademarks, which were abandoned by Excelsior Supply when it ceased production in 1931.

          The Company believes that it has obtained common law rights through the use of these marks on its prototype motorcycles and ancillary merchandise and apparel that are independent of the United States Patent and Trademark Office ("USPTO") registration process. In addition, the Company has obtained registrations or notices of allowance for a number of these marks ("Excelsior", "Henderson" and "Super X") for use on motorcycles and has applications pending approval in the USPTO on other marks.

          The Company also believes that it has the exclusive right to use certain of its trademarks in certain foreign countries in connection with the manufacture and sale of motorcycles and related structural parts. In some instances, these rights may be dependent on pending applications to register the marks in a foreign country. A failure to obtain such registrations could impair the Company's rights to use a mark in a particular country.

          The Company owns copyrights for its designs used as trademarks and generates documents in the course of its operations that are protected by copyright. The Company intends to register its copyrights in its designs and its promotional materials and other works with the U.S. Copyright Office as such registrations become appropriate.

          The Company currently owns no patents but has filed an initial design patent in connection with the Super X motorcycle. At appropriate points in the design and development process, the Company may file additional patent applications with the USPTO to cover certain features or aspects of its products.

          There are no claims of infringement against the Company and the Company is not and has not been involved in any court proceedings regarding its intellectual property rights. From time to time, the Company has been involved in INTER PARTES opposition proceedings in the USPTO to protect its trademark rights. All such proceedings have been resolved to the Company's satisfaction, and there are no material proceedings pending. There are no outstanding claims by the Company against anyone for violation of the Company's intellectual property rights.

COMPETITION

          In the U.S. heavyweight motorcycle market, Harley-Davidson, Honda, Suzuki, Kawasaki and Yamaha have the largest market share. Other manufacturers of heavyweight motorcycles include BMW, Buell, Ducati, Moto-Guzzi, and Triumph. The Company's primary competitor in the U.S. heavyweight market is expected to be Harley-Davidson, which has been the only significant American heavyweight cruiser and touring motorcycle manufacturer since 1953. According to its public reports, in 1996 Harley-Davidson had a market share of 48% of new U.S. heavyweight motorcycle registrations. In response to demand for its products, Harley-Davidson has tripled its production capabilities over the past decade and forecasts doubling its 1995 production capacity by the year 2003. Several of the major foreign manufacturers compete against Harley-Davidson in the domestic market by selling motorcycles with a "nostalgic" American design.

          Due to recent growth in the market for heavyweight motorcycles, the Company expects that other manufacturers will attempt to enter the market. In 1997, Polaris Industries Inc., a manufacturer of snowmobiles, personal watercraft and all-terrain vehicles, announced that it would begin manufacturing a cruiser motorcycle to be available in limited quantities in Spring 1998. Over the years, the Company has also been aware of several efforts to revive the "Indian" name on new motorcycles. Finally, a number of small companies build and sell motorcycles from non-proprietary parts.

          The U.S. and worldwide heavyweight motorcycle markets are highly competitive and all of the Company's existing major competitors have resources that are substantially greater than those of the Company, have larger overall sales volumes and are more diversified than the Company.

GOVERNMENT REGULATION

          Commercial sales of the Company's motorcycles depends upon compliance with certain government regulations and the Company is designing its motorcycles to comply with all such regulations. The Company's motorcycles will be subject to the emissions and noise standards of the U.S. Environmental Protection Agency and the more stringent emissions standards of the State of California Air Resources Board. The Company's motorcycles also will be subject to the National Traffic and Motor Vehicle Safety Act and the rules promulgated thereunder by the National Highway Traffic Safety Administration. Furthermore, the European Union and other foreign governmental entities have regulations to which the Company's motorcycles will be subject. Finally, federal, state and local authorities have adopted various standards relating to air, water and noise pollution that will affect the Company's manufacturing operations. The Company expects that its facilities will comply with all such regulations and standards. The potential delays and costs that could result from obtaining such regulatory approvals and complying with, or failing to comply with, such regulations could result in a delay in motorcycle production.

EMPLOYEES

          As of March 20, 1998, the Company had 82 full-time employees, of whom 46 work in engineering and manufacturing. The Company is not subject to any collective bargaining agreement. The Company anticipates adding supervisory, engineering and manufacturing, marketing and administrative staff as the Company moves from the development stage to the production stage. The timing and extent of the Company's hiring will depend on the pace of development of the Super X and equipping of the Company's manufacturing and administrative facility.

ITEM 2.  PROPERTIES

          The Company's manufacturing and administrative facility in Belle Plaine, Minnesota consists of approximately 160,000 square feet of leased space.

ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders by the registrant during the fourth quarter of the fiscal year covered by this report.


                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          The Company's Common Stock trades on the Nasdaq National Market under the symbol BIGX. The following table sets forth, for the fiscal quarters indicated, a summary of the high and low closing prices of the Common Stock as reported by the Nasdaq National Market.

                                                       High          Low
                                                       ----          ---
Fiscal Year Ended January 3, 1998
Third Quarter (from 7/24/97) . . . . . . . .          $9.00         $5.625
Fourth Quarter . . . . . . . . . . . . . . .          $7.75         $4.50

          As of March 20, 1998, the Company had 812 shareholders of record and approximately 6,500 beneficial holders of its Common Stock.

          The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

          The statement of operations data for the years ended December 31, 1995 and 1996, January 3, 1998 (fiscal 1997) and cumulative for the period from inception (December 22, 1993) to January 3, 1998, and the balance sheet data as of December 31, 1996 and January 3, 1998 are derived from and are qualified by reference to, and should be read in conjunction with the more detailed Financial Statements of the Company and the Notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants, whose report is included elsewhere in this Annual Report on Form 10-K, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows this section. The statement of operations data for the year ended December 31, 1994 and the balance sheet data as of December 31, 1994 and 1995 are derived from audited financial statements not included in this Annual Report on Form 10-K.

                                                                                                       CUMULATIVE FOR
                                                                                                         THE PERIOD
                                                                                                            FROM
                                                                                                          INCEPTION
                                                     YEAR ENDED DECEMBER 31,             YEAR ENDED    (DECEMBER 22,
                                             ---------------------------------------     JANUARY 3,       1993) TO
                                                 1994         1995          1996           1998        JANUARY 3, 1998
                                             -----------   ------------   ------------   ------------  ---------------
STATEMENT OF OPERATIONS DATA:
Preoperating Expenses:
  Research and development . . . . . . .     $  110,082    $   702,345    $ 1,271,276    $ 2,648,964   $  4,732,667
  Marketing. . . . . . . . . . . . . . .         32,133        106,974        694,239      1,673,680      2,507,026
  General and administrative . . . . . .        241,630        460,793        716,154      2,180,848      3,600,600
                                             -----------   ------------   ------------   ------------  ---------------
     Total preoperating expenses . . . .        383,845      1,270,112      2,681,669      6,503,492     10,840,293
Interest Income. . . . . . . . . . . . .              -         43,522        174,226        810,058      1,027,806
Interest Expense . . . . . . . . . . . .         (5,346)        (7,301)        (4,088)      (179,297)      (196,032)
                                             -----------   ------------   ------------   ------------  ---------------
Net Loss . . . . . . . . . . . . . . . .     $ (389,191)   $(1,233,891)   $(2,511,531)   $(5,872,731)  $(10,008,519)
                                             -----------   ------------   ------------   ------------  ---------------
                                             -----------   ------------   ------------   ------------  ---------------

Basic and diluted net loss per share(1).     $     (.11)   $      (.25)   $      (.43)   $      (.65)  $      (1.71)
                                             -----------   ------------   ------------   ------------  ---------------
                                             -----------   ------------   ------------   ------------  ---------------

Basic and diluted weighted average
     shares outstanding(1) . . . . . . .       3,529,417      4,989,058      5,859,977      9,073,839      5,854,898
                                             -----------   ------------   ------------   ------------  ---------------
                                             -----------   ------------   ------------   ------------  ---------------

                                                            DECEMBER 31,                 JANUARY 3,
                                           ------------------------------------------   ------------
                                                 1994          1995          1996           1998
                                                 ----          ----          ----           ----
BALANCE SHEET DATA:
Working capital. . . . . . . . . . . . .   $    188,025   $  1,550,914   $  9,038,639   $ 21,104,052
Total assets . . . . . . . . . . . . . .        373,926      1,882,588     10,023,400     48,185,467
Current maturities . . . . . . . . . . .         25,015         24,351         70,086        675,372
Long-term debt and capital lease
  obligations. . . . . . . . . . . . . .              -              -              -     13,738,615
Total stockholders' equity . . . . . . .        254,123      1,728,858      9,631,327     31,188,216

-----------

     (1) See Note 2 to Financial Statements for determination of weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The Company plans to manufacture, market and sell premium heavyweight cruiser and touring motorcycles with a brand that evokes an authentic American motorcycling heritage and lifestyle. The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the risk that full-scale operations may not occur. The Company does not anticipate having motorcycle sales until late
1998.   As a result primarily of the operating expenses described below in
"Results of Operations," the Company's deficit accumulated during the development stage was $10.0 million at January 3, 1998. Historic spending levels are not indicative of anticipated future spending levels because the Company is entering a period in which it will increase spending on product research and development, marketing and dealer network development, and increase staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before any material product sales are generated.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995 AND 1996 AND JANUARY 3, 1998

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.6 million in fiscal 1997 from $1.3 million in fiscal 1996 and $702,000 in fiscal 1995. The increases were primarily due to staffing increases and increased product design and development costs, as well as expenses for developing prototypes.

MARKETING EXPENSES. Marketing expenses increased to $1.7 million in fiscal 1997 from $694,000 in fiscal 1996 and $107,000 in fiscal 1995. The increases were primarily due to staffing increases, increased advertising and promotion costs and dealer network development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.2 million in fiscal 1997 from $716,000 in 1996 and $461,000 in fiscal 1995. The increases were primarily due to staffing increases and other general operating expenses.

INTEREST INCOME. Interest income increased to $810,000 in fiscal 1997 from $174,000 during fiscal 1996 and $44,000 during fiscal 1995. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the Company's initial public offering of its Common Stock in fiscal 1997 and the proceeds of the sale of Series A Convertible Preferred Stock (which has now converted into Common Stock) during fiscal 1996.

NET OPERATING LOSS CARRYFORWARDS

          As of January 3, 1998, the Company had net operating loss carryforwards of approximately $8.8 million for federal income tax purposes that are available to offset future taxable income through the year 2012. A valuation allowance equal to the full amount of the related deferred tax asset has been established due to the uncertainty of realization of the deferred tax asset. Certain restrictions, caused by a 1996 change in ownership resulting from sales of the Company's stock, will limit annual utilization of these net operating loss carryforwards. The portion of the net operating loss carryforwards subject to this limitation is approximately $2,600,000. The calculated annual limitation is approximately $600,000.

LIQUIDITY AND CAPITAL RESOURCES

          On July 29, 1997, the Company closed on the initial public offering of its Common Stock, with net proceeds to the Company of $27.4 million. The Company is using the net proceeds of $27.4 million for funding research and development costs (including pre-production manufacturing and completion of the design, engineering and testing of the Super X); sales and marketing costs (including increased marketing activity prior to the commercial introduction of the Super X and dealer network development); capital expenditures (including completing and equipping the manufacturing and administrative facility, acquiring tooling and motorcycle components and supplies); and general and administrative costs. Based upon its current estimates, the Company believes that its available cash resources, including the proceeds received from the initial public offering of Common Stock, as well as the proceeds received from the Minnesota Department of Trade and Economic Development (see below), will be sufficient to fund the pre-production operations of the Company and the capital expenditures necessary to start production of the Super X. The Company may require additional fixed asset and working capital financing prior to commencement of production. Upon commencement of production, the Company will need to obtain substantial amounts of fixed asset and working capital financing However, if any of the anticipated sources of funds are not available, the Company will have to look to other means of financing. In addition, if the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, or other unanticipated events, then the Company may need additional equity or debt financing in excess of the proceeds of its initial public offering of Common Stock prior to or shortly after commencement of production of the Super X.

          On April 21, 1997, the Company signed a Construction Agreement and a Lease Agreement (the "Lease Agreement") with a real estate development company for construction of its approximately 160,000 square foot manufacturing and administrative facility which was completed in November 1997 at a total cost of approximately $11.0 million, exclusive of equipment costs. The project was financed by the real estate development company with $2.3 million of tax increment financing bonds issued by the City of Belle Plaine, Minnesota, $5.75 million (including a $750,000 deposit) of mortgage-backed debt arranged by the developer and the balance of approximately $3.7 million was provided by the Company. To finance repayment of the tax increment financing, the Company has guaranteed the underlying real estate tax payments on the property. The Company recorded the transaction as a capital lease upon acceptance of the facility in November 1997.

          The lease for the facility has an initial term of 20 years with two additional 10-year renewal options. Rent for the first 20 years is equal to the debt service on the $5.75 million mortgage-backed debt, using a 20 year amortization, plus a 10 percent premium (escalating during the lease term to roughly offset inflation). Rent for the 10 year renewal options is based on the greater of fair market value at the date of renewal or formula rent, as defined in the Lease Agreement. The Lease Agreement contains an option to purchase the facility at the five year anniversary for $6.25 million less any principal reduction in the $5.0 million debt (and application of the $750,000 deposit).

          In October 1997, the Company signed a construction agreement with a third-party vendor for the construction of the Company's paint and finishing facility. The cost of the facility will be approximately

$7.3 million. The Company paid 20% of the cost upon execution of the agreement and is making certain progress payments during construction with a final payment due upon completion of the paint facility. Through January 3, 1998, the Company had made payments totaling $1.6 million on the paint and finishing facility construction agreement. In order to finance a portion of the paint and finishing facility and other equipment, the Company has entered into a loan agreement with the State of Minnesota, through the Minnesota Agriculture and Economic Development Board, providing for a $7.1 million loan for a portion of the cost of the paint and finishing facility and certain reserves. The loan proceeds are being held in escrow and will be available to the Company upon installation and acceptance of the paint and finishing facility and purchase of certain manufacturing equipment and product tooling. The loan has a 10-year term with interest at an annual rate of 9.5% and is secured by the paint and finishing facility and certain of the Company's equipment. The loan was financed by the issuance of the Board's revenue bonds.

YEAR 2000 ISSUE

          Based on an internal analysis, the Company does not believe that its information technology systems will be materially affected by the Year 2000 issue. The Company intends to solicit Year 2000 status information from its suppliers prior to commencing operations for confirmation that the Year 2000 issue will not affect the Company's supply chain.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

          The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), changes the way companies calculate their earnings per share ("EPS"). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also disclosed. The Company adopted SFAS 128 for the quarter and year ended January 3, 1998, at which time all prior year EPS data was restated in accordance with SFAS 128.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K, including those summarized below, are forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

- THE COMPANY PLANS TO MANUFACTURE, MARKET AND SELL PREMIUM HEAVYWEIGHT CRUISER AND TOURING MOTORCYCLES WITH A BRAND THAT EVOKES AN AUTHENTIC AMERICAN MOTORCYCLING HERITAGE AND LIFESTYLE; THE COMPANY INTENDS TO PRESENT A DISTINCT ALTERNATIVE TO HARLEY-DAVIDSON -- The Company has not had sales to date and does not anticipate motorcycle sales until late 1998. As of January 3, 1998, the Company had an accumulated deficit of $10.0 million. The Company expects operating losses to increase as its product development, marketing and sales, manufacturing and administrative functions expand prior to and during the initial stage of motorcycles sales. There can be no assurance that the Company will generate motorcycle sales or become profitable.

          The Company's success depends upon market acceptance of its brand of products. Market acceptance depends upon the ability of the Company to establish its intended brand image and a reputation for high quality and to differentiate its brand of products from its competitors. The Company will operate in a highly competitive environment and compete against established motorcycle manufacturers such as Harley-Davidson, BMW, Ducati, Honda, Kawasaki, Moto-Guzzi, Suzuki, Triumph and Yamaha. Harley-Davidson, which is expected to be the Company's primary competitor in the U.S. market, has stated in its public reports that it had a 48% share of the U.S. market for new heavyweight motorcycle registrations in 1996 and that it will double its 1995 production capacity by the year 2003. The Company also expects that other manufacturers will attempt to enter the industry, including Polaris Industries Inc., a manufacturer of snowmobiles, personal watercraft and all-terrain vehicles, which announced that it would begin manufacturing a cruiser motorcycle to be available in limited quantities in Spring 1998. The Company's established competitors have greater resources than the Company. No assurance can be given that the Company's products will be accepted or that the Company will be able to compete effectively.

-    THE COMPANY INTENDS TO COMMENCE MASS PRODUCTION OF THE SUPER X IN LATE 1998
     AND DOES NOT ANTICIPATE HAVING MOTORCYCLE SALES UNTIL SUCH TIME   Factors
     that may affect the timing of production of the Super X include problems in acquisition, installation and successful operation of the motorcycle production equipment, the ability of the Company to locate competent suppliers or obtain adequate quantities of components and supplies at reasonable costs, the ability of the Company to hire additional qualified personnel and the ability of the Company's engineering and manufacturing staff to design, engineer and produce the Super X. In addition, for the Company to be successful, its products must be manufactured to meet high quality standards in production volumes. The transition from prototype to mass production will involve various risks and uncertainties that may not be apparent at this time and there can be no assurance that the Company will be able to successfully react to unanticipated difficulties and commence mass production in late 1998.

          As the Company moves closer to mass production of the Super X, there will be increasing demands on the Company's management, operational and financial resources to manage growth. Mass production of the Super X will require the Company to hire additional qualified personnel. Competition is intense for highly skilled workers, and there can be no assurance that the Company will be successful in attracting, training and retaining such personnel.

          Sales of the Super X and any additional motorcycles the Company may produce are dependent on the Company establishing a dealer network. The Company has executed agreements with 58 dealers as of March 20, 1998.
     Prior to production, the Company will need to attract additional dealers to sell its brand of products by convincing such dealers that the Company's products will be a successful and profitable line. In addition, the Company will be required to support its dealers through, among other things, making floor plan financing available through third parties, continuing education about the Company's brand of products, supplying parts and accessories, and training repair personnel. The Company does not have any history in such dealer support. If the Company is unable to establish and support an adequate dealer network, sales and distribution of the Company's products will be adversely affected.

          Prior to sales of the Super X, the Company will be required to obtain approvals and make certifications regarding compliance with federal, state and local regulations regarding the noise, emissions and safety characteristics of its motorcycles. In addition, the Company's manufacturing facility will be required to comply with environmental and safety standards. The potential delays and costs that could result from obtaining such regulatory approvals and complying with, or failing to comply with, such regulations could result in a delay in motorcycle production and adversely affect operating results.

- BASED UPON ITS CURRENT ESTIMATES, THE COMPANY BELIEVES THAT ITS AVAILABLE CASH RESOURCES, INCLUDING THE PROCEEDS RECEIVED FROM THE INITIAL PUBLIC OFFERING OF COMMON STOCK, AS WELL AS THE PROCEEDS RECEIVED FROM THE MINNESOTA DEPARTMENT OF TRADE AND ECONOMIC DEVELOPMENT, WILL BE SUFFICIENT TO FUND THE PRE-PRODUCTION OPERATIONS OF THE COMPANY AND THE CAPITAL
     EXPENDITURES NECESSARY TO START PRODUCTION OF THE SUPER X.   If the
     Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, the unavailability of commercial fixed asset and working capital financing, or other unanticipated events, then the Company may need additional equity or debt financing prior to or shortly after commencement of production of the Super X. There can be no assurance that the Company will be able to obtain such financing or that such financing will be available on terms favorable to the Company.

-    RELIANCE ON ORIGINAL EQUIPMENT MANUFACTURERS ("OEMS")   The Company will
     rely on OEMs to supply most of the proprietary and non-proprietary components that will be used to manufacture its motorcycle products. For certain of the components, the Company intends to rely on single sources of supply. Such reliance involves a number of significant risks, including the unavailability of or interruptions in delivery of such components, manufacturing delays caused by such unavailability or interruptions and fluctuations in the quality and price of such components. Any significant adverse variation in the quantity, quality or cost of such components manufactured by OEMs, especially single-source vendors, could materially and adversely affect the Company's results of operations.

          The Company anticipates that it will purchase certain of its components from foreign OEMs. In addition to the risks of dependence on suppliers described above, the risks of dependence on foreign suppliers include currency fluctuations affecting the value of goods purchased, trade restrictions, changes in tariffs and difficulty of enforcing supply arrangements.

- THE COMPANY MAY REQUIRE ADDITIONAL FIXED ASSET AND WORKING CAPITAL FINANCING PRIOR TO COMMENCEMENT OF PRODUCTION; UPON COMMENCEMENT OF PRODUCTION, THE COMPANY WILL NEED TO OBTAIN SUBSTANTIAL AMOUNTS OF FIXED
     ASSET AND WORKING CAPITAL FINANCING   The availability and terms of any
     fixed asset or working capital financing will depend on a number of credit market factors, including interest rates, liquidity and lending regulations, as well as the business prospects and financial condition of the Company. There can be no assurance that the Company will be able to obtain such financing or that such financing will be available on terms favorable to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEX TO FINANCIAL STATEMENTS

                                                            Page Number
                                                            -----------

          Report of Independent Public Accountants               16

          Balance Sheets as of December 31, 1996
               and January 3, 1998                               17

          Statements of Operations for the Years Ended
               December 31, 1995 and 1996, January 3, 1998
               and Cumulative for the Period from Inception
               (December 22, 1993) to January 3, 1998            18

          Statements of Stockholders' Equity for the Period
               from Inception (December 22, 1993) to
               January 3, 1998                                   19

          Statements of Cash Flows for the Years Ended
               December 31, 1995 and 1996, January 3, 1998
               and Cumulative for the Period from Inception
               (December 22, 1993) to January 3, 1998            20

          Notes to Financial Statements                          21

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Excelsior-Henderson Motorcycle Manufacturing Company:

We have audited the accompanying balance sheets of Excelsior-Henderson Motorcycle Manufacturing Company (a Minnesota corporation in the development stage) as of December 31, 1996 and January 3, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 3, 1998 and cumulative for the period from inception (December 22, 1993) to January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excelsior-Henderson Motorcycle Manufacturing Company as of December 31, 1996 and January 3, 1998, and the related statements of operations and cash flows for each of the three years in the period ended January 3, 1998 and cumulative for the period from inception (December 22, 1993) to January 3, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise with no significant operating results to date. The factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these factors are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 19, 1998

                EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                           (A DEVELOPMENT STAGE COMPANY)

                                   Balance Sheets

                                                           December 31, 1996   January 3, 1998
                                                           -----------------  ---------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $ 5,376,601    $12,484,502
  Short-term investments                                          4,044,992     11,764,689
  Other current assets                                                9,119        113,497
                                                                -----------    -----------

       Total current assets                                       9,430,712     24,362,688

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $76,250 and $255,529                              453,961     13,353,897

INTELLECTUAL PROPERTY, to be amortized                              135,384        200,545

RESTRICTED CASH                                                           -      7,275,569

DEPOSITS                                                              3,343      2,670,675

OTHER ASSETS, net of accumulated amortization of $2,656                   -        322,093
                                                                -----------    -----------

                                                                $10,023,400    $48,185,467
                                                                -----------    -----------
                                                                -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $   123,236    $ 1,997,783
  Accrued liabilities                                               198,751        585,481
  Current maturities of long-term debt and capital
     lease obligations                                               70,086        675,372
                                                                -----------    -----------

       Total current liabilities                                    392,073      3,258,636

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current maturities                                                 -     13,738,615
                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock, par value $0.01;
     3,342,666 shares authorized and 3,066,527 shares issued
     and outstanding at December 31, 1996, no shares
     authorized, issued or outstanding at January 3, 1998            30,665              -
  Common stock, par value $0.01; 16,666,666 shares
     authorized; 5,870,231 and 13,026,191 shares issued and
     outstanding                                                     58,702        130,262
  Additional paid-in capital                                     13,677,748     41,066,473
  Deficit accumulated during the development stage               (4,135,788)   (10,008,519)
                                                                -----------    -----------

       Total stockholders' equity                                 9,631,327     31,188,216
                                                                -----------    -----------
                                                                $10,023,400    $48,185,467
                                                                -----------    -----------
                                                                -----------    -----------

  The accompanying notes are an integral part of these balance sheets.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                               Statement of Operations

         For the Years Ended December 31, 1995 and 1996, January 3, 1998, and
             Cumulative for the Period From Inception (December 22, 1993)
                                  to January 3, 1998

                                                                 1995          1996           1997       Cumulative
                                                          -------------  -------------  -------------  -------------

PREOPERATING EXPENSES:
  Research and development                                $    702,345   $  1,271,276   $  2,648,964   $  4,732,667
  Marketing                                                    106,974        694,239      1,673,680      2,507,026
  General and administrative                                   460,793        716,154      2,180,848      3,600,600
                                                          -------------  -------------  -------------  -------------

       Total preoperating expenses                           1,270,112      2,681,669      6,503,492     10,840,293

INTEREST INCOME                                                 43,522        174,226        810,058      1,027,806

INTEREST EXPENSE                                                (7,301)        (4,088)      (179,297)      (196,032)
                                                          -------------  -------------  -------------  -------------

       Net loss                                           $ (1,233,891)  $ (2,511,531)  $ (5,872,731)  $(10,008,519)
                                                          -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------

BASIC AND DILUTED NET LOSS PER SHARE                      $       (.25)  $       (.43)  $       (.65)  $      (1.71)
                                                          -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        4,989,058      5,859,977      9,073,839      5,854,898
                                                          -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------

The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                          Statement of Stockholders' Equity


                                                               Series A Convertible
                                                                  Preferred Stock                 Common Stock
                                                             --------------------------      ------------------------
                                                               Shares          Amount         Shares         Amount
                                                              --------        ---------      ---------      ---------
BALANCE AT INCEPTION, December 22, 1993                                -      $       -              -       $      -
  Issuance of common stock, $0.01 per share                            -              -      3,366,667         33,667
  Excess of par value over issuance price                              -              -              -        (28,617)
  Net loss                                                             -              -              -              -
                                                             -----------      ---------      ---------      ---------

BALANCE, December 31, 1993                                             -              -      3,366,667          5,050
  Proceeds from sale of common stock, $0.75 per share,
     net of offering costs of $23,059                                  -              -         86,667         29,483
  Proceeds from sale of common stock, $0.90 per share,
     net of offering costs of $14,919                                  -              -        594,433          5,944
  Issuance of common stock in settlement of construction
     payable, $0.90 per share                                          -              -          5,567             56
  Issuance of common stock from conversion of promissory
     note to investor, $0.60 per share, net of conversion
       costs of $2,583                                                 -              -        125,000          1,250
  Net loss                                                             -              -              -              -
                                                             -----------      ---------      ---------      ---------

BALANCE, December 31, 1994                                             -              -      4,178,334         41,783
  Proceeds from sale of common stock, $1.88 per share,
     net of offering costs of $363,874                                 -              -      1,605,231         16,053
  Issuance of common stock for research and development
     services, $1.88 per share                                         -              -         33,333            333
  Net loss                                                             -              -              -              -
                                                             -----------      ---------      ---------      ---------

BALANCE, December 31, 1995                                             -              -      5,816,898         58,169
  Proceeds from sale of Series A Convertible Preferred
    Stock, $3.75 per share, net of offering costs
     of $1,186,000                                             3,066,527         30,665              -              -
  Issuance of common stock for marketing services, $1.88
     per share                                                         -              -         33,333            333
  Proceeds from exercise of stock options, $1.88 per share             -              -         20,000            200
  Net loss                                                             -              -              -              -
                                                             -----------      ---------      ---------      ---------

BALANCE, December 31, 1996                                     3,066,527         30,665      5,870,231         58,702
  Conversion of Series A Convertible Preferred Stock to
     common stock                                             (3,066,527)       (30,665)     3,066,527         30,665
  Cash paid for fractional shares in reverse stock split               -              -              -              -
  Proceeds from sale of common stock, $7.50 per share, net
     of offering costs of $2,600,000                                   -              -      4,000,000         40,000
  Proceeds from exercise of stock options and warrants,
     $1.88 per share                                                   -              -         16,800            168
  Cashless exercise of stock options and warrants                      -              -         72,633            727
  Net loss                                                             -              -              -              -
                                                             -----------      ---------      ---------      ---------

BALANCE, January 3, 1998                                               -      $       -     13,026,191      $ 130,262
                                                             -----------      ---------      ---------      ---------
                                                             -----------      ---------      ---------      ---------


                                                                             Deficit
                                                                            Accumulated
                                                              Additional     During the        Total
                                                               Paid-In      Development      Stockholders'
                                                               Capital         Stage           Equity
                                                            ------------    ------------     -------------
BALANCE AT INCEPTION, December 22, 1993                     $          -  $           -   $          -
  Issuance of common stock, $0.01 per share                       16,833              -         50,500
  Excess of par value over issuance price                        (16,833)             -        (45,450)
  Net loss                                                             -         (1,175)        (1,175)
                                                            ------------  -------------   ------------

BALANCE, December 31, 1993                                             -         (1,175)         3,875
  Proceeds from sale of common stock, $0.75 per share,
     net of offering costs of $23,059                             12,458              -         41,941
  Proceeds from sale of common stock, $0.90 per share,
     net of offering costs of $14,919                            514,127              -        520,071
  Issuance of common stock in settlement of construction
     payable, $0.90 per share                                      4,954              -          5,010
  Issuance of common stock from conversion of promissory
     note to investor, $0.60 per share, net of conversion
       costs of $2,583                                            71,167              -         72,417
  Net loss                                                             -       (389,191)      (389,191)
                                                            ------------  -------------   ------------

BALANCE, December 31, 1994                                       602,706       (390,366)       254,123
  Proceeds from sale of common stock, $1.88 per share,
     net of offering costs of $363,874                         2,630,073              -      2,646,126
  Issuance of common stock for research and development
     services, $1.88 per share                                    62,167              -         62,500
  Net loss                                                             -     (1,233,891)    (1,233,891)
                                                            ------------  -------------   ------------

BALANCE, December 31, 1995                                     3,294,946     (1,624,257)     1,728,858
  Proceeds from sale of Series A Convertible Preferred
     Stock, $3.75 per share, net of offering costs
     of $1,186,000                                            10,283,335              -     10,314,000
  Issuance of common stock for marketing services, $1.88
     per share                                                    62,167              -         62,500
  Proceeds from exercise of stock options, $1.88 per share        37,300              -         37,500
  Net loss                                                             -     (2,511,531)    (2,511,531)
                                                            ------------  -------------   ------------

BALANCE, December 31, 1996                                    13,677,748     (4,135,788)  $  9,631,327
  Conversion of Series A Convertible Preferred Stock to
     common stock                                                      -              -              -
  Cash paid for fractional shares in reverse stock split          (1,880)             -         (1,880)
  Proceeds from sale of common stock, $7.50 per share, net
     of offering costs of $2,600,000                          27,360,000              -     27,400,000
  Proceeds from exercise of stock options and warrants,
     $1.88 per share                                              31,332              -         31,500
  Cashless exercise of stock options and warrants                   (727)             -              -
  Net loss                                                             -     (5,872,731)    (5,872,731)
                                                            ------------  -------------   ------------

BALANCE, January 3, 1998                                    $ 41,066,473  $ (10,008,519)  $ 31,188,216
                                                            ------------  -------------   ------------
                                                            ------------  -------------   ------------


The accompanying notes are an integral part of these financial statements.

                EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                           (A DEVELOPMENT STAGE COMPANY)

                              Statement of Cash Flows

For the Years Ended December 31, 1995 and 1996, January 3, 1998, and Cumulative for the Period From Inception (December 22, 1993) to January 3, 1998


                                                                           1995            1996            1997        Cumulative
                                                                         ------------  ------------   -------------  -------------
OPERATING ACTIVITIES:

  Net loss                                                               $(1,233,891)  $(2,511,531)   $ (5,872,731)  $(10,008,519)
  Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                          21,561        49,495         229,323        305,573
       Change in current assets and liabilities:
          Other current assets                                                   780        (5,524)       (104,378)      (113,497)
          Accounts payable                                                    39,611         5,902       1,874,547      1,997,783
          Accrued liabilities                                                 (5,020)      186,706         386,730        585,481
                                                                         -----------    ----------    ------------    -----------

          Net cash used in operating activities                           (1,176,959)   (2,274,952)     (3,486,509)    (7,233,179)
                                                                         -----------    ----------    ------------    -----------

INVESTING ACTIVITIES:
  Purchases of short-term investments, net                                  (912,630)   (3,132,362)     (7,719,697)   (11,764,689)
  Property and equipment additions                                           (77,917)     (414,153)     (7,912,324)    (8,437,525)
  Purchases of intellectual property                                         (55,490)      (46,743)        (65,161)      (200,545)
  Payments of equipment deposits                                                   -        (3,343)     (2,667,332)    (2,670,675)
  Purchases of restricted cash                                                     -             -        (130,569)      (130,569)
                                                                         -----------    ----------    ------------    -----------

          Net cash used in investing activities                           (1,046,037)   (3,596,601)    (18,495,083)   (23,204,003)
                                                                         -----------    ----------    ------------    -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                30,055        75,025       2,300,000      2,505,095
  Repayment of capital lease and long-term debt obligations                  (30,719)      (29,290)       (315,378)      (375,387)
  Payments incurred for other assets                                               -             -        (324,749)      (324,749)
  Proceeds from issuance of common stock, net of offering expenses         2,708,626       100,000      27,429,620     30,802,725
  Proceeds from issuance of Series A Convertible Preferred Stock,
    net of offering expenses                                                       -    10,314,000               -     10,314,000
                                                                         -----------    ----------    ------------    -----------

          Net cash provided by financing activities                        2,707,962    10,459,735      29,089,493     42,921,684
                                                                         -----------    ----------    ------------    -----------

          Net increase in cash and cash equivalents                          484,966     4,588,182       7,107,901     12,484,502

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                        303,453       788,419       5,376,601              -
                                                                         -----------    ----------    ------------    -----------

  End of period                                                          $   788,419    $5,376,601    $ 12,484,502    $12,484,502
                                                                         -----------    ----------    ------------    -----------
                                                                         -----------    ----------    ------------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                          $     7,301    $    4,088    $    148,631    $   164,676
  Noncash transactions-
     Property and equipment acquired under capital lease obligations               -             -       5,214,279      5,214,279
     Restricted cash recorded from long-term debt                                  -             -       7,145,000      7,145,000
     Conversion of note payable into common stock                                  -             -               -         75,000
     Issuance of common stock for services                                    62,500        62,500               -        125,000
     Issuance of common stock in settlement of construction payable                -             -               -          5,010


      The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                            Notes to Financial Statements

                        December 31, 1996 and January 3, 1998

1.   NATURE OF BUSINESS:

Excelsior-Henderson Motorcycle Manufacturing Company (the Company) is a development stage company incorporated on December 22, 1993 in the state of Minnesota for the purpose of developing, manufacturing, selling and distributing motorcycles. Effective January 3, 1998, the Company adopted a 52-/53-week fiscal year ending on the Saturday closest to December 31. Fiscal 1997 ended January 3, 1998.

The Company is subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of any material operating history. The Company has sustained losses since inception and may require additional fixed asset and working capital financing prior to commencement of production. Upon commencement of production, the Company will need to obtain substantial amounts of fixed asset and working capital financing. However, if any of the anticipated sources of funds are not available, the Company will have to look to other means of financing. In addition, if the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, or other unanticipated events, then the Company may need additional equity or debt financing in excess of the proceeds of its initial public offering of common stock prior to or shortly after commencement of production of the Super X. Even if the Company is successful in completing the above activities, significant revenues might not be realized. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue motorcycle development and operate as a going concern is contingent upon obtaining additional financing that might not be available to it. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

Cash equivalents consist of money market instruments with original maturities of three months or less and are recorded at cost, which approximates fair value.

SHORT-TERM INVESTMENTS

The Company's short-term investments, which consist of U.S. government and corporate debt securities, are considered to be available for sale and are carried at fair value, which approximates cost.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:


                                      December 31, 1996       January 3, 1998
                                      ------------------      ----------------
     Land                               $        -             $  1,200,000
     Building and improvements             224,879                9,767,798
     Machinery and equipment               276,886                2,046,940
     Furniture and fixtures                 28,446                  594,688
                                        ----------             ------------
                                           530,211               13,609,426
     Less- Accumulated depreciation        (76,250)                (255,529)
                                        ----------             ------------

     Total                              $  453,961             $ 13,353,897
                                        ----------             ------------
                                        ----------             ------------


Property, plant and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:


                                                                   Useful Life
                                                                   ------------
          Building and improvements                                  35 years
          Machinery and equipment                                  5-10 years
          Furniture and fixtures                                   3-10 years


INTELLECTUAL PROPERTY

Intellectual property represents amounts incurred to prepare and file for United States and international patents and federal trademarks. These amounts are stated at cost and will be amortized over 5 to 17 years beginning at the earlier of commencement of operations or receipt of patents and trademark protection.

RESTRICTED CASH

Restricted cash consists of cash held in a trust from the issuance of the Series 1997 B Revenue Bonds which are scheduled to be released when the Company's paint and finishing facility is completed.

DEPOSITS

Deposits consist of down payments made for manufacturing and finishing equipment that is not yet installed in the Company's facility.

OTHER ASSETS

Other assets consist primarily of deferred financing costs associated with the debt financing in 1997 and are being amortized over the lives of the related instruments.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share was computed by dividing net loss by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding and the conversion of Series A Convertible Preferred Stock into common stock. If dilutive, diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents.

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

RECLASSIFICATIONS

Certain amounts in the 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation. These reclassifications had no effect on previously reported net loss or stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENT

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," for the year ended January 3, 1998. SFAS No. 128 changes the way companies calculate their earnings per share (EPS), and replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings (loss) by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed if the result is dilutive. All prior year EPS data has been restated in accordance with SFAS No. 128.

3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                                        December 31,                January 3,
                                                                                            1996                       1998
                                                                                        --------------              -----------
Series 1997 B Revenue Bonds, interest rate at 9.5%, escalating annual
  principal payments through August 1, 2007                                              $         -                $6,915,000
Tax Increment Financing Obligation, imputed interest rate of 7.9%, payments made through future property taxes, remaining balance due no
  later than February 1, 2012                                                                      -                 2,300,000
Other                                                                                         70,086                    57,372
                                                                                        --------------              -----------

                                                                                              70,086                 9,272,372
Less- Current maturities                                                                     (70,086)                 (517,372)
                                                                                        --------------              -----------
                                                                                          $        -                $8,755,000
                                                                                        --------------              -----------
                                                                                        --------------              -----------


The Series 1997 B Revenue Bonds (the Bonds) are collateralized by a security interest in the property, plant and equipment to be acquired with the proceeds of the Bonds. The Company is required to make monthly sinking fund installments in amounts sufficient to redeem on August 1 of each year the respective principal amount. Annual principal payments increase from $460,000 in fiscal 1998 to $1,040,000 in fiscal 2007.

Proceeds from the City of Belle Plaine's (the City) Tax Increment Financing Obligation (TIF) were used to acquire land and construct the Company's manufacturing facility. The Company's future property taxes will be used to repay both the TIF principal and interest. In the event that future property taxes are not sufficient to make the scheduled principal and interest payments, the Company is liable for any payment deficiency.

Future maturities of long-term debt are as follows:

               1998          $  517,372
               1999             500,000
               2000             768,000
               2001             840,000
               2002             914,000
               Thereafter     5,733,000
                             ----------
                             $9,272,372
                             ----------
                             ----------


CAPITAL LEASE OBLIGATIONS

The Company has capital leases that expire at various times over the next twenty years. Property, plant and equipment included the following leased property under capital leases by major classes as of January 3, 1998:

          Building and improvements     $5,000,000
          Machinery and equipment          214,279
                                        ----------
                                         5,214,279
          Less- Accumulated depreciation   (48,046)
                                        ----------
                          Total         $5,166,233
                                        ----------
                                        ----------


During 1997, the Company entered into a twenty-year capital lease with an imputed interest rate of 11.6% for its manufacturing facility. Rent for the life of the lease is equal to the debt service on the lessor's debt ($5,750,000) using a 20-year amortization plus a 10% premium (escalating during the lease term to offset inflation). The $5,750,000 includes a $750,000 deposit being held in a reserve fund by a servicing agent of the lessor's debt. Earnings on the reserve fund accrue to the lessor, but will be paid to the Company. The reserve fund may be released to the Company at the first to occur: lessor permission, loan maturity or the purchase of the building by the Company. The lease includes a purchase option at the end of the fifth year for $6,250,000 less principal payments made and application of the $750,000 deposit.


The following is a schedule of future minimum capital lease principal payments as of January 3, 1998:


       1998                                                        $  158,000
       1999                                                           154,785
       2000                                                           171,437
       2001                                                           143,351
       2002                                                           118,390
       Thereafter                                                   4,395,652
                                                                  -----------
       Total minimum capital lease principal payments               5,141,615

       Less- Current maturities                                      (158,000)
                                                                  -----------

       Noncurrent portion of minimum capital lease principal
        payments                                                   $4,983,615
                                                                  -----------
                                                                  -----------


4.   STOCKHOLDERS' EQUITY:

AUTHORIZED SHARES

The Company's Articles of Incorporation, as amended, authorize the aggregate issuance of 23,333,332 shares of stock. The shares are classified into two classes consisting of 6,666,666 shares of Preferred Stock, $.01 par value, and 16,666,666 shares of $.01 par value common stock.

REVERSE STOCK SPLIT

Effective May 22, 1997, the Company's board of directors approved a 2-for-3 reverse stock split of the Company's outstanding stock. All share and per share data have been restated for all periods presented to reflect the reverse stock split.

COMPANY STOCK OFFERING

During 1997, the Company completed an initial public offering of 4,000,000 shares of common stock. Net proceeds of approximately $27.4 million are being used primarily to complete and equip the facility; design and develop a motorcycle production line; finalize engineering and design of the Super X; and fund marketing costs, general operating expenses and working capital.

SERIES A CONVERTIBLE PREFERRED STOCK

During 1996, the Company completed a restricted offering to the public of 3,066,527 shares of Series A Convertible Preferred Stock. Net proceeds of approximately $10.3 million were used for further industrial design, engineering and testing of the Company's Super X motorcycle; manufacturing site analysis and development; motorcycle production line design, product development and tooling costs; marketing; general operating expenses; and working capital.

The Series A Convertible Preferred Stock was converted into shares of common stock concurrent with the closing of the Company's initial public offering in July 1997.

STOCK-BASED COMPENSATION

The Company has a stock option plan (the Plan), under the terms of which it is authorized to issue incentive stock options to employees, directors, advisors and officers. The incentive options allow the holder to purchase shares of the Company's common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. Currently, 666,667 shares have been reserved for issuance under the Plan. Stock options granted expire between four and ten years from the date of grant and vest at various rates over five years.

Nonqualified stock options have also been granted to outside service providers under the Plan as stand-alone agreements. The stock options were granted at fair market value as determined by the board of directors at the date of the grant. Stock options granted expire between four and ten years from the date of grant and vest at various rates over two years.

Information regarding stock options is as follows:


                                               1995                               1996                            1997
                                    ---------------------------        ---------------------------        -----------------------
                                                      Weighted                            Weighted                     Weighted
                                                       Average                             Average                      Average
                                                      Exercise                            Exercise                     Exercise
                                    Shares             Price            Shares             Price           Shares       Price
                                    -------           ---------        --------          ---------        ---------    ---------
Outstanding, beginning of year
                                          -          $      -           17,667            $  1.49         410,934     $   1.86
  Granted                            17,667              1.49          413,267               1.88         311,338         4.72
  Exercised                               -                 -          (20,000)              1.88         (43,666)        1.72
  Canceled                                -                 -                -                  -        (159,833)        2.41
                                     ------          --------         --------            -------        --------     --------
Outstanding, end of year             17,667          $   1.49          410,934            $  1.86         518,773     $   3.40
                                     ------          --------         --------            -------        --------     --------
                                     ------          --------         --------            -------        --------     --------

Exercisable, end of year                  -          $      -          148,267            $  1.83         248,936     $   2.44
                                     ------          --------         --------            -------        --------     --------
                                     ------          --------         --------            -------        --------     --------

Weighted average fair value of
  options granted                    $  .66                           $   1.08                           $   3.43
                                     ------                           --------                           --------
                                     ------                           --------                           --------


In 1997, 12,000 options were exercised through the exchange of 3,000 shares which were held by the shareholder in excess of six months. Options outstanding at January 3, 1998 have an exercise price per share ranging between $1.88 and $7.00, a weighted exercise price of $3.40, and a weighted average remaining contractual life of 8.4 years.

The Company accounts for the options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been the following pro forma amounts:


                                                                                Cumulative for the Period From
                                                                                 Inception (December 22, 1993)
                                                   1996             1997             to January 3, 1998
                                               -----------      -----------    -------------------------------
Net loss:
  As reported                                  $2,511,531       $5,872,731                $10,008,519
  Pro forma                                     2,696,083        6,060,375                 10,386,816
Basic and diluted net loss per share:
  As reported                                  $      .43       $      .65                $      1.71
  Pro forma                                           .46              .67                       1.77


Pro forma net loss and pro forma net loss per share for the year ended December 31, 1995 would have been substantially unchanged from the amounts as reported.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 5.78%, 5.95% and 6.47%; expected lives of 5, 7 and 10 years; and expected volatility of 40% in 1995 and 1996 and 57% in 1997.

WARRANTS

In connection with its 1995 sale of common stock, the Company issued warrants to purchase 209,540 shares of common stock at a price of $1.88 per share exercisable through August 2, 2000. During the year ended January 3, 1998, warrants to purchase 70,706 common shares were exercised with cash and through the exchange of common shares with net proceeds to the Company of $16,500.

In 1996, the Company issued warrants to purchase 262,667 shares of Series A Convertible Preferred Stock at $4.50 per share. During 1997, these warrants were converted to common stock warrants exercisable at $4.50 per share through September 2001.

5.   INCOME TAXES:

As of January 3, 1998, the Company had net operating loss carryforwards of approximately $8,800,000 for federal income tax purposes that are available to offset future taxable income through the year 2012. A valuation allowance equal to the full amount of the related deferred tax asset has been established due to the uncertainty of realization of the deferred tax asset. Certain restrictions, caused by a 1996 change in ownership resulting from sales of the Company's stock, will limit annual utilization of these net operating loss carryforwards. The portion of the net operating loss carryforwards subject to this limitation is approximately $2,600,000. The calculated annual limitation is approximately $600,000.

6.   COMMITMENTS AND CONTINGENCIES:

CONSTRUCTION AGREEMENT

In October 1997, the Company entered into an agreement for the construction of its paint and finishing facility with an anticipated cost of approximately $7.3 million. As of January 3, 1998, the Company has recorded approximately $1.5 million of deposits paid for certain equipment in Deposits in the accompanying balance sheet.

OPERATING LEASES

The Company leases office space and certain office equipment under noncancelable operating leases. Future minimum payments under these leases as of January 3, 1998 are as follows:

          1998                                                $153,000
          1999                                                 162,000
          2000                                                 161,000
          2001                                                 131,000
          2002                                                 120,000
          Thereafter                                           193,000
                                                             ---------
                                                              $920,000
                                                             ---------
                                                             ---------


Under the terms of these operating leases, the Company is also responsible for certain operating expenses. Total lease expense was $19,000, $33,000, $99,000 and $163,000 for the years ended December 31, 1995 and 1996 and January 3, 1998, and cumulative for the period from inception (December 22, 1993) to January 3, 1998, respectively.

LIFE INSURANCE

The Company is the owner and beneficiary of four $1,000,000 term life insurance policies covering the lives of its founders and majority shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Directors and Executive Officers of the Company are as follows:


Name                            Age         Position
------------------              -----       ------------------------------------
 Daniel L. Hanlon                41         Director, Co-Founder, Co-Chairman of the Board of
                                            Directors and Co-Chief Executive Officer

 David P. Hanlon                 45         Director, Co-Founder, Co-Chairman of the Board of
                                            Directors and Co-Chief Executive Officer

 Allan C. Hurd                   50         Senior Vice President of Engineering and
                                            Manufacturing

 Thomas M. Rootness              50         Senior Vice President of Finance and
                                            Administration and Chief Financial Officer

 David L. Auringer               42         Vice President of Sales

 John B. Donahue                 54         Director

 Wayne M. Fortun                 49         Director

 David R. Pomije                 41         Director


     DANIEL L. HANLON, a Co-Founder of the Company, is Co-Chief Executive Officer and Co-Chairman of the Board of the Company. Immediately prior to founding the Company in 1993, Mr. Hanlon worked as founder, President and Chief Executive Officer of EverGreen Solutions Inc., a manufacturer of degradable packaging materials, from 1990 to December 1993. Prior to 1990, Mr. Hanlon served as Controller of Midwest Importers, in sales branch management positions with Knutson Mortgage and Marquette banks, and in various accounting and strategic planning positions with EcoLab Inc. and Honeywell Inc. Mr. Hanlon received his B.A. and M.B.A. degrees from the University of St. Thomas, St. Paul, Minnesota. Mr. Hanlon has been an avid automotive and motorcycle enthusiast for over 20 years and currently owns one heavyweight American motorcycle. Mr. Hanlon is a brother of David P. Hanlon.

     DAVID P. HANLON, a Co-Founder of the Company, is Co-Chief Executive Officer and Co-Chairman of the Board of the Company. From 1984 to November 1993,
Mr. Hanlon was the General Manager of the Michigan District for Rollins Leasing Corporation, a truck leasing company. Prior to 1984, Mr. Hanlon worked for three years as the District Manager of Gelco Truck Leasing in the Memphis, Tennessee district. Mr. Hanlon attended the University of St. Thomas, St. Paul, Minnesota and studied Business Administration. Mr. Hanlon has been an avid motorcycle builder and rider for over 23 years and owns four heavyweight American motorcycles. Mr. Hanlon is a brother of Daniel L. Hanlon.

     ALLAN C. HURD has been Senior Vice President of Engineering and Manufacturing since May 1997 and was Vice President of Manufacturing and Operations from May 1996 to May 1997. From 1987 through May 1996, Mr. Hurd was employed by Triumph Motorcycles, LTD ("Triumph"), a motorcycle manufacturer located in England. At Triumph, Mr. Hurd was part of the management team responsible for establishing and operating all aspects of motorcycle production, including motorcycle design and development, factory development and layout, manufacturing equipment specification and acquisition and motorcycle production. From March 1991 to May 1996, Mr. Hurd was Production Engineering Manager, from July 1989 to February 1991, he was Design and Production Coordinating Manager and from May 1987 to July 1989, he was Chief Production Engineer. Mr. Hurd has a degree in Engineering from Kingston-upon-Hull College of Technology and is a member of the Institute of Electrical Engineers (Manufacturing Section) and the Institute of Management. Mr. Hurd owns several European motorcycles.

     THOMAS M. ROOTNESS has been Senior Vice President of Finance and Administration since May 1997, has been Chief Financial Officer since March 1996 and was Vice President of Finance from March 1996 to May 1997. From September 1993 to March 1996, Mr. Rootness was Chief Financial Officer, Treasurer and Executive Vice President of Luigino's Inc., a large, multi-national manufacturer of frozen food entrees. From January 1992 to August 1993, Mr. Rootness was General/Plant Manager of the LaBounty Manufacturing division of The Stanley Works after The Stanley Works purchased LaBounty Manufacturing, Inc., a heavy construction equipment manufacturer and was the Chief Financial Officer of LaBounty Manufacturing from August 1990 until such purchase. Prior to 1990, Mr. Rootness served as President and Chief Financial Officer of National Screenprint, Inc., President, Chief Executive Officer and a director of The Barbers Hairstyling for Men and Women, Inc., a publicly traded company, and as President, Chief Operating Officer and a director of Dahlberg, Inc., at the time a publicly traded company. Mr. Rootness is a Certified Public Accountant and received a Bachelor of Arts in Accounting from the University of Minnesota-Duluth in 1969. Mr. Rootness owns four heavyweight American motorcycles.

     DAVID L. AURINGER has been Vice President of Sales since January 1997.
From January 1988 to January 1997, Mr. Auringer was Regional Sales Manager for Bombardier Corporation, a publicly traded manufacturer of snowmobiles and personal watercraft. At Bombardier, Mr. Auringer was part of the original eight member team that launched the Sea Doo personal watercraft in the United States. Prior to January 1988, Mr. Auringer held positions as District Sales Manager for Ski-Doo Snowmobiles, District Sales Manager for Suzuki Motorcycle Corporation and Sales Manager for Wright Suzuki Motorcycle Dealership. Mr. Auringer is a former motocross competitor.

     JOHN B. DONAHUE was elected as a director of the Company in April 1997.
Mr. Donahue is an owner and President of Donahue Harley-Davidson and Delano Sports Center, a motorcycle and recreational product dealership in suburban Minneapolis, Minnesota. In 1995, Mr. Donahue was President of the Harley-Davidson Dealers Council, and has been on the Harley-Davidson Dealer Advisory Council since 1992. In addition, Mr. Donahue was on the Arctic Cat Advisory Board from 1984 to 1993 and the Kawasaki National Dealer Advisory Board from 1975 to 1980. Mr. Donahue has been involved with motorcycles since 1956.

     WAYNE M. FORTUN was elected as a director of the Company in April 1997. Mr. Fortun has been the Chief Executive Officer of Hutchinson Technology Incorporated since May 1996, President, Chief Operating Officer and a director since 1983. Hutchinson Technology, a publicly traded company, is the world's leading supplier of suspension assemblies for rigid magnetic disk drives.
Mr. Fortun is also a director of G&K Services, Inc., a publicly held company, which provides and maintains commercial, institutional and industrial garments and other textile products for a variety of businesses and institutions.
Mr. Fortun owns two heavyweight American motorcycles.

     DAVID R. POMIJE was elected as a director of the Company in April 1997. Since April 1995, Mr. Pomije has been the Chairman of the Board and Chief Executive Officer of Funco, Inc., which he founded in 1988. From 1988 to April 1995, Mr. Pomije also served as President, Chief Financial Officer and Secretary. Funco, a publicly traded company, is a specialty retailer of interactive entertainment products.

ITEM 11.  EXECUTIVE COMPENSATION

          EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation earned by the executive officers of the Company for the fiscal years ended January 3, 1998 and December 31, 1996 and 1995.

                             SUMMARY COMPENSATION TABLE


                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
                                                                    ANNUAL                   --------------
                                                                 COMPENSATION                     SHARES
                                                         ----------------------------           UNDERLYING             ALL OTHER
     NAME AND PRINCIPAL POSITION              YEAR        SALARY(1)             BONUS           OPTIONS(2)         COMPENSATION(3)
-----------------------------------           ----       ----------             -----       ----------------      ---------------
Daniel L. Hanlon,                             1997       $115,000                 -                -                    -
  Co-Founder, Co-Chairman and                 1996         75,865                 -                -                    -
   Co-Chief Executive Officer                 1995         65,000                 -                -                    -

David P. Hanlon,                              1997        115,000                 -                -                    -
   Co-Founder, Co-Chairman and                1996         75,865                 -                -                    -
   Co-Chief Executive Officer                 1995         65,000                 -                -                    -

Allan C. Hurd,                                1997        110,000            10,000           30,000                  152
   Senior Vice President of                   1996         50,080                 -           66,667               10,000
   Engineering and Manufacturing

Thomas M. Rootness,                           1997        110,000            10,000           30,000                  460
   Senior Vice President of Finance           1996         69,420                 -           66,667               24,800
   and Administration and Chief
   Financial Officer

David L. Auringer                             1997         92,981            15,000           53,333                  547
   Vice President of Sales


-----------------
(1) Mr. Auringer was not employed for all of 1997. If he had been employed for the full year, his salary would have been $98,462. Messrs. Hurd and Rootness were not employed for all of 1996. If they had been employed for the full year, their respective salaries would have been $93,000 and $95,000.
(2) Represents options to purchase Common Stock granted under the Company's 1995 Stock Plan.
(3) Amounts reported for 1997 represent the Company match on the Company's 401(k) plan in the following amounts: Mr. Hurd, $152; Mr. Rootness, $460; and Mr. Auringer, $547. Amounts reported for 1996 represent payments made to Messrs. Hurd and Rootness for reimbursement of moving and temporary living expenses.

                         OPTION GRANTS IN LAST FISCAL YEAR

          The following table summarizes option grants made during 1997 to the executive officers of the Company.


                                                INDIVIDUAL GRANTS
                               ----------------------------------------------------------------
                                                  PERCENTAGE                                          POTENTIAL REALIZABLE VALUE
                               NUMBER OF           OF TOTAL                                             AT ASSUMED ANNUAL RATES
                                 SHARES             OPTIONS                                            OF STOCK APPRECIATION FOR
                               UNDERLYING         GRANTED TO         EXERCISE                               OPTION TERM(1)
                                OPTIONS          EMPLOYEES IN       PRICE PER        EXPIRATION       ---------------------------
        NAME                   GRANTED(2)         FISCAL YEAR         SHARE             DATE                 5%             10%
----------------------        -----------        ------------       ---------        ----------       ---------------------------
Allan C. Hurd                   30,000               9.6%            $3.75           12/31/06           $70,751       $179,296

Thomas M. Rootness              30,000               9.6%             3.75           12/31/06            70,751        179,296

David L. Auringer               26,666               8.6%             7.00           08/29/07           117,391        297,491
                                26,666               8.6%             3.75           01/12/07            62,888        159,370


---------------------
(1) The potential realizable value is based on a 10-year term of each option at the time of grant. Assumed stock price appreciation of 5% and 10% is mandated by rules of the Securities and Exchange Commission and is not intended to forecast actual future financial performance or possible future appreciation. The potential realizable value is calculated by assuming that the fair market value of the Company's Common Stock on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.
(2) Options granted pursuant to the Company's 1995 Stock Plan are exercisable at an exercise price equal to the fair market value on the date of grant. The 30,000 share options granted to Messrs. Hurd and Rootness and the 26,666 share option granted to Mr. Auringer at $7.00 per share vest in three equal increments on the day prior to the eighth, ninth and tenth anniversaries of the date of grant, subject to accelerated vesting in such amounts and on such dates as the Compensation Committee of the Board of Directors determines that an individual's performance criteria for the applicable period have been met. The 26,666 share option granted to Mr. Auringer at $3.75 per share vests as to 3,333 shares on each of January 13, 1998, 1999 and 2000, as to 6,666 shares on January 11, 2005, and as to 5,000 shares on each of January 11, 2006 and 2007; provided, however, that the portions scheduled to vest in 2005, 2006 and 2007 are subject to the accelerated vesting described in the previous sentence. Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company. In December 1997, the Compensation Committee vested 10,000 shares each of the 30,000 share options granted to Messrs. Hurd and Rootness and the 26,666 share option granted to Mr. Auringer at $3.75 per share based on a determination that such individuals had met the performance criteria for the applicable period.

                                 AGGREGATED OPTION
                              EXERCISES IN FISCAL 1997
                         AND FISCAL YEAR-END OPTION VALUES

          The purpose of the following table is to report exercise of stock options by the executive officers during 1997 and the value of their unexercised stock options as of January 3, 1998.


                                                                     NUMBER OF SHARES                   VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                                                                OPTIONS AT FISCAL YEAR-END              AT FISCAL YEAR-END(1)
                                SHARES                       --------------------------------      ------------------------------
                               ACQUIRED          VALUE
           NAME               ON EXERCISE      REALIZED       EXERCISABLE       UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----------------------        -----------     ---------      -------------      -------------      -----------      -------------

Allan C. Hurd                      -            $  -            26,667             70,000            $79,598           $220,660

Thomas M. Rootness(2)         12,000          67,500            14,667             50,000             35,342            146,900

David L. Auringer                  -               -            10,000             43,332             18,130             30,217


-------------------
(1) Value is based on the per share closing price of the Company's Common Stock on January 2, 1998, which was $5.563.
(2) Mr. Rootness exercised an option to purchase 12,000 shares of Common Stock on August 14, 1997 by using 3,000 shares of Common Stock held in excess of six months to pay the exercise price and receiving a net of 9,000 shares. The exercise price of such option was $1.875 per share, the fair market value of a share of Common Stock on the date of grant, as determined by the Board of Directors. Value Realized is based on the per share closing price of the Company's Common Stock on August 13, 1997, which was $7.50.


CONFIDENTIALITY AGREEMENTS; LIFE INSURANCE

     The Company does not have any employment or non-competition agreements with any members of its executive management team but has entered into confidentiality and non-solicitation agreements with such persons. Such agreements provide that the executive will not solicit any other employee of the Company to leave the Company during the executive's employment with the Company and for one year following such employment, will not compete with the Company during the executive's employment and will protect the proprietary information of the Company during and following such executive's employment.

     The Company is the owner and beneficiary of $2,000,000 of term life insurance policies covering the lives of each of the Co-Founders, Daniel L. Hanlon and David P. Hanlon. The Company does not maintain any life insurance policies on any other executive officer.

DIRECTOR COMPENSATION

     The Company's 1995 Stock Plan provides that a new outside director of the Company will be issued an option to purchase 10,000 shares of Common Stock upon joining the Board of Directors, with an exercise price equal to the fair market value of a share on the date of grant. Such options will vest one year from the date of grant and expire ten years from the date of grant. In addition, outside directors who have been in office more than six months receive an option to purchase 6,667 shares of Common Stock at each annual meeting of the Company's shareholders with an exercise price equal to the fair market value of a share on the date of grant. Such options vest at the next annual meeting of shareholders and expire ten years from the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 20, 1998, the number of shares of Common Stock beneficially owned by each person who is a beneficial owner of more than 5% of the Common Stock issued and outstanding, by each officer named in the Summary Compensation Table, by each director, and by all officers and directors as a group. All persons have sole voting and dispositive power over such shares unless otherwise indicated.


         NAME AND ADDRESS                        NUMBER                  PERCENTAGE OF
       OF BENEFICIAL OWNER:                     OF SHARES             OUTSTANDING SHARES
------------------------------------         ----------------        --------------------
Directors and executive officers
  Daniel L. Hanlon(1)                        1,791,998(2)                    13.8%
  David P. Hanlon(1)                         1,468,000(3)                    11.3
  Allan C. Hurd                                 26,667(4)                      *
  Thomas M. Rootness                            63,334(5)                      *
  David L. Auringer                             13,333(6)                      *
  John B. Donahue                               27,801(7)                      *
  Wayne M. Fortun                               23,267(7)                      *
  David R. Pomije                              252,444(8)                     1.9
  Directors and Officers, as a group
  (8 persons)                                3,666,844(9)                    27.9


-------------------
*    Less than one percent.
(1) The address of Daniel and David Hanlon is 805 Hanlon Drive, Belle Plaine, MN 56011.
(2) Includes 30,665 shares of Common Stock held in trusts for which Mr. Hanlon's spouse acts as custodian.
(3)  Includes 1,333 shares of Common Stock owned by Mr. Hanlon's son.
(4) Includes options to purchase 26,667 shares of Common Stock exercisable within 60 days of March 20, 1998.
(5) Includes options to purchase 31,334 shares of Common Stock exercisable within 60 days of March 20, 1998.
(6) Includes options to purchase 13,333 shares of Common Stock exercisable within 60 days of March 20, 1998.
(7) Includes options to purchase 16,667 shares of Common Stock exercisable within 60 days of March 20, 1998.
(8) Includes options to purchase 10,000 shares of Common Stock exercisable within 60 days of March 20, 1998.
(9) Includes options to purchase up to 114,668 shares of Common Stock exercisable within 60 days of March 20, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John B. Donahue, a director of the Company, is the owner of Donahue Harley-Davidson and Delano Sports Center (the "Dealer"), which executed the Company's standard form Authorized Dealership Agreement (the "Dealership Agreement") on May 16, 1997. Pursuant to the Dealership Agreement, the Dealer is an authorized dealer of the Company for the sale and service of the Company's products.

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

     See Index to Financial Statements on page 15.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended January 3, 1998:


EXHIBIT                               DESCRIPTION
--------                              -----------
    3.1     Restated Articles of Incorporation of Company, as Amended.(1)
    3.3     By-Laws of the Company.(2)
   10.4     Contract for Private Development by and among City of Belle Plaine,
            Minnesota and Belle Plaine Economic Development Authority Belle
            Plaine, Minnesota and the Company dated as of December 31, 1996.(3)
   10.5     Assignment, Assumption and Amendment of Development Contract by and
            among the City of Belle Plaine, Minnesota, Belle Plaine Economic
            Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle
            Plaine, LLC dated April 21, 1997.(4)
   10.6     Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(4)
   10.7     Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(4)
   10.8     Guaranty by Ryan Companies US, Inc. in favor of the Company dated
            April 21, 1997.(4)
   10.9     Amended and Restated 1995 Stock Option Plan.(4)
   10.11    Form of Employee Agreement.(5)
   23       Consent of Arthur Andersen LLP.
   24       Powers of Attorney.
   27.1     Financial Data Schedule for the year ended January 3, 1998.
   27.2     Restated Financial Data Schedule for the year ended December 31,
            1996 and the three-month period ended September 30, 1996.
   27.3     Restated Financial Data Schedule for the three-month periods ended
            March 31, June 30 and September 30, 1997.

----------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 23, 1997 (Registration No. 333-27789).
(2) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 23, 1996 (Registration No. 333-05060C).
(3) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-22765).
(4) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 000-22765).
(5) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 27, 1997 (Registration No. 333-27789).

(c)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended January 3, 1998.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 1998.

                                 EXCELSIOR-HENDERSON MOTORCYCLE
                                   MANUFACTURING COMPANY


                                 By      /s/ Daniel L. Hanlon
                                   -------------------------------------------
                                   Daniel L. Hanlon, Co-Chief Executive Officer


                                 By      /s/ David P. Hanlon
                                   -------------------------------------------
                                   David P. Hanlon, Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 3, 1998.

     /s/ Daniel L. Hanlon
----------------------------------------
Daniel. L. Hanlon, Director, Co-Founder,
Co-Chairman of the Board of Directors and
Co-Chief Executive Officer
(Principal Executive Officer)

     /s/ David P. Hanlon
----------------------------------------
David. L. Hanlon, Director, Co-Founder,
Co-Chairman of the Board of Directors and
Co-Chief Executive Officer

     /s/ Thomas M. Rootness
----------------------------------------
Thomas M. Rootness, Senior Vice President of
Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

John B. Donahue*         Director

Wayne M. Fortun*         Director

David R. Pomije*         Director

--------------------
* Daniel L. Hanlon, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.


                                /s/ Daniel L.  Hanlon
                        ----------------------------------------
                         Daniel L. Hanlon, Attorney-in-Fact

INDEX TO EXHIBITS


Exhibit                          Description                                                  Page
-------                          ------------                                                 -----
   3.1      Restated Articles of Incorporation of Company.............................    Incorporated by Reference
   3.3      By-Laws of the Company....................................................    Incorporated by Reference
  10.4      Contract for Private Development by and among City of Belle
            Plaine, Minnesota and Belle Plaine Economic Development Authority,
            Belle Plaine, Minnesota and the Company dated as of December 31,
            1996......................................................................    Incorporated by Reference
  10.5      Assignment, Assumption and Amendment of Development Contract by
            and among the City of Belle Plaine, Minnesota, Belle Plaine Economic
            Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle
            Plaine, LLC dated April 21, 1997..........................................    Incorporated by Reference
  10.6      Lease Agreement between Ryan Belle Plaine, LLC and the Company
            dated April 21, 1997......................................................    Incorporated by Reference
  10.7      Construction Agreement by and between Ryan Belle Plaine, LLC
            and the Company dated April 21, 1997......................................    Incorporated by Reference
  10.8      Guaranty by Ryan Companies US, Inc. in favor of the Company
            dated April 21, 1997......................................................    Incorporated by Reference
  10.9      Amended and Restated 1995 Stock Option Plan...............................    Incorporated by Reference
  10.11     Form of Employee Agreement................................................    Incorporated by Reference
  23        Consent of Arthur Andersen LLP............................................    Filed Electronically
  24        Powers of Attorney........................................................    Filed Electronically
  27.1      Financial Data Schedule for the year ended January 3, 1998................    Filed Electronically
  27.2      Restated Financial Data Schedule for the year ended December 31, 1996
            and the three-month period ended September 30, 1996.......................    Filed Electronically
  27.3      Restated Financial Data Schedule for the three-month periods ended
            March 31, June 30 and September 30, 1997..................................    Filed Electronically
