Form 10-Q
period 1998-04-04
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1998-05-15
CIK 1017904

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended April 4, 1998
                                      or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From                  to                .
                                   -----------------   ----------------

Commission file number  000-22765
                        ---------


                           EXCELSIOR-HENDERSON MOTORCYCLE
                               MANUFACTURING COMPANY
          ---------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                Minnesota                                41-1771946
     -------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                identification no.)



               805 Hanlon Drive
           Belle Plaine, Minnesota                           56011
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)


                                   (612) 873-7000
                           -----------------------------
                           Registrant's telephone number

                                   Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                            if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes  /X/   No  / /

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value --13,028,897 issued and outstanding as of May 12, 1998.

                           EXCELSIOR-HENDERSON MOTORCYCLE
                               MANUFACTURING COMPANY

                           QUARTERLY REPORT ON FORM 10-Q


PART I.    FINANCIAL INFORMATION                                         PAGE NO.
           ---------------------                                         --------
Item 1.      Financial Statements:

             Balance Sheets (Unaudited) as of April 4, 1998
             and January 3, 1998                                             3

             Statements of  Operations (Unaudited)
             for the Three Months Ended
             March 31, 1997 and April 4, 1998 and
             Cumulative for the Period from Inception
             (December 22, 1993) to April 4, 1998                            4

             Statements of Cash Flows (Unaudited)
             for the Three Months Ended
             March 31, 1997 and April 4, 1998 and Cumulative
             for the Period from Inception (December 22, 1993)
             to April 4, 1998                                                5

             Notes to Financial Statements                                   6

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                      7

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk                                              10

PART II.   OTHER INFORMATION                                                11
           -----------------

           SIGNATURES                                                       13
           ----------


                          PART I -- FINANCIAL INFORMATION
                                    ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                           (A DEVELOPMENT STAGE COMPANY)

                                   Balance Sheets

                                    (Unaudited)

                                                                     January 3,       April 4,
                                                                        1998            1998
                                                                  --------------  -------------
                                  ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                          $12,484,502    $ 5,682,627
  Short-term investments                                              11,764,689     11,764,689
  Other current assets                                                   113,497        389,404
                                                                   --------------  -------------
    Total current assets                                              24,362,688     17,836,720

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
 $255,529 and $460,263                                                13,353,897     20,194,108

RESTRICTED CASH                                                        7,275,569      7,355,436

DEPOSITS                                                               2,670,675         82,977

INTELLECTUAL PROPERTY, to be amortized                                   200,545        208,710

OTHER ASSETS, net                                                        322,093        314,124
                                                                   --------------  -------------
                                                                     $48,185,467    $45,992,075
                                                                   --------------  -------------
                                                                   --------------  -------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $ 1,997,783    $ 3,104,684
  Accrued liabilities                                                    585,481        986,288
  Current maturities of long-term debt                                   675,372        671,976
                                                                   --------------  -------------
            Total current liabilities                                  3,258,636      4,762,948
                                                                   --------------  -------------

LONG-TERM DEBT, less current maturities                               13,738,615     13,639,405
                                                                   --------------  -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:

  Common stock, 16,666,666 shares authorized, par value of $.01;
    13,026,191 and 13,027,858 shares issued and outstanding              130,262        130,279
  Additional paid-in capital                                          41,066,473     41,072,707
  Deficit accumulated during the development stage                   (10,008,519)   (13,613,264)
                                                                   --------------  -------------
            Total stockholders' equity                                31,188,216     27,589,722
                                                                   --------------  -------------
                                                                     $48,185,467    $45,992,075
                                                                   --------------  -------------
                                                                   --------------  -------------


          The accompanying notes are an integral part of these balance sheets.

                         EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                                     (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Operations

                                              (Unaudited)

                                                     Three Months Ended        Cumulative for the
                                                 --------------------------   Period from Inception
                                                   March 31,     April 4,      (December 22, 1993)
                                                     1997          1998          to April 4, 1998
                                                 ------------   ------------  ----------------------
PREOPERATING EXPENSES:
 Research and development                           $477,108     $1,539,128          $6,271,795
 Marketing                                           283,376        835,875           3,342,901
 General and administrative                          318,070      1,280,529           4,881,129
                                                 ------------   ------------  ----------------------
   Total preoperating expenses                     1,078,554      3,655,532          14,495,825

INTEREST INCOME                                       90,482        414,107           1,441,913

INTEREST EXPENSE                                      (1,688)      (363,320)           (559,352)
                                                 ------------   ------------  ----------------------

NET LOSS                                          $(989,760)   $(3,604,745)        $(13,613,264)
                                                 ------------   ------------  ----------------------
                                                 ------------   ------------  ----------------------

NET LOSS PER SHARE
  Basic and diluted                                   $(0.17)        $(0.28)             $(2.17)
                                                 ------------   ------------  ----------------------
                                                 ------------   ------------  ----------------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  Basic and diluted                                5,874,231     13,027,821           6,272,522
                                                 ------------   ------------  ----------------------
                                                 ------------   ------------  ----------------------



     The accompanying notes are an integral part of these financial statements.

                EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                              Statements of Cash Flows
                                    (Unaudited)

                                                                   Three Months Ended      Cumulative for the Period
                                                             ----------------------------         From Inception
                                                                March 31,     April 4,       (December 22, 1993) to
                                                                  1997          1998               April 4, 1998
                                                              -------------  -------------  -------------------------
OPERATING ACTIVITIES:
 Net loss                                                     $  (989,760)   $(3,604,745)          $(13,613,264)
 Adjustments to reconcile net loss to net cash
  used in operating activities-
    Depreciation and Amortization                                  17,046        212,703                518,276
    Change in current assets and liabilities:
      Other current assets                                        (78,046)      (275,907)              (389,404)
      Accounts payable                                             17,238      1,106,901              3,104,684
      Accrued liabilities                                         (37,875)       400,807                986,288
                                                              -------------  -------------  -------------------------
    Net cash used in operating activities                      (1,071,397)    (2,160,241)            (9,393,420)
                                                              -------------  -------------  -------------------------
INVESTING ACTIVITIES:
 Purchases of short-term investments, net                              --             --            (11,764,689)
 Property and equipment additions                                 (41,576)    (4,457,247)           (15,482,470)
 Payments made for intellectual property                          (21,225)        (8,165)              (208,710)
 Payments of equipment deposits                                        --             --                (82,977)
 Purchases of restricted cash                                          --        (79,867)              (210,436)
 Changes in other assets                                          (85,534)            --                     --
                                                              -------------  -------------  -------------------------
    Net cash used in investing activities                        (148,335)    (4,545,279)            (27,749,282)
                                                              -------------  -------------  -------------------------

FINANCING ACTIVITIES:
 Proceeds from long-term debt                                          --             --               2,505,095
 Payments under capital lease and long-term
  debt obligations                                                 (3,084)      (102,606)               (477,993)
 Payments incurred for other assets                                    --             --                (324,749)
 Proceeds from issuance of Series A Convertible
  Preferred Stock, net of offering expenses                            --             --              10,314,000
 Proceeds from issuance of common stock, net of
  offering expenses                                                15,000          6,251              30,808,976
                                                              -------------  -------------  -------------------------
     Net cash provided by (used in)
      financing activities                                         11,916        (96,355)             42,825,329
                                                              -------------  -------------  -------------------------

     Net increase (decrease) in cash and cash
      equivalents                                              (1,207,816)    (6,801,875)              5,682,627

CASH AND CASH EQUIVALENTS:
 Beginning of period                                            5,376,601     12,484,502                      --
                                                              -------------  -------------  -------------------------
 End of period                                                 $4,168,785    $ 5,682,627             $ 5,682,627
                                                              -------------  -------------  -------------------------
                                                              -------------  -------------  -------------------------

SUPPLEMENTAL CASH FLOW
INFORMATION:
  Interest paid                                                $    1,687    $   201,835             $   366,511
  Noncash transactions-
   Property and equipment acquired under
    capital lease obligations                                          --             --              5,214,279
   Restricted cash received from long-term debt                        --             --              7,145,000
   Conversion of note payable into common stock                        --             --                 75,000
   Issuance of common stock for services                               --             --                125,000
   Issuance of common stock in settlement of
    construction payable                                               --             --                  5,010

     The accompanying notes are an integral part of these financial statements.

                         EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                                       (A DEVELOPMENT STAGE COMPANY)

                                       Notes to Financial Statements

                                                  (Unaudited)


1.   BASIS OF PRESENTATION:

The accompanying balance sheet of Excelsior-Henderson Motorcycle Manufacturing Company (the "Company") as of April 4, 1998 and the statements of operations and cash flows for the three months ended March 31, 1997 and April 4, 1998, and cumulative for the period from inception (December 22, 1993) to April 4, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 4, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. The results of operations for the three months ended April 4, 1998 are not necessarily indicative of the operating results for the full fiscal year.

2.   BASIC AND DILUTED NET LOSS PER SHARE:

Basic and diluted net loss per share for all periods presented is computed using the weighted average number of common shares outstanding. Shares reserved for warrants or stock options are not considered because the impact of the incremental shares is antidilutive.

3.   COMMITMENTS AND CONTINGENCIES:

In October 1997, the Company signed a construction agreement with a third-party vendor for the construction of the Company's paint and finishing facility. The cost of the paint facility will be approximately $7.3 million.
 The Company paid 20% of the cost upon execution of the agreement and will make certain progress payments during construction and a final payment upon completion of the paint facility. Through April 4, 1998, the Company had made payments totaling $5.1 million on the paint and finishing facility construction agreement. In order to finance a portion of the paint and finishing facility and other equipment, the Company has entered into a loan agreement with the State of Minnesota, through the Minnesota Agriculture and Economic Development Board, providing for a $7.1 million loan for a portion of the cost of the paint and finishing facility and certain reserves. The loan proceeds are being held in escrow and will be available to the Company upon installation and acceptance of the paint and finishing and purchase of certain manufacturing equipment and product tooling. The loan has a 10-year term with interest at an annual rate of 9.5% and is secured by the paint and finishing facility and certain of the Company's equipment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company plans to manufacture, market and sell premium heavyweight cruiser and touring motorcycles with a brand that evokes an authentic American motorcycling heritage and lifestyle. The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the risk that full-scale operations may not occur. The Company does not anticipate having
motorcycle sales until late 1998.   As a result of the operating expenses
described below in "Results of Operations," the Company's deficit accumulated during the development stage was $13.6 million at April 4, 1998. Historic spending levels are not indicative of anticipated future spending levels because the Company is entering a period in which it will increase spending on product research and development, marketing and dealer network development, and staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before any material product sales are generated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 31, 1997

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,539,000 for the three months ended April 4, 1998 from $477,000 for the three months ended March 31, 1997. The increases were primarily due to staffing increases and increased product design and development costs, as well as expenses for developing prototypes.

     MARKETING EXPENSES. Marketing expenses increased to $836,000 for the three months ended April 4, 1998 from $283,000 for the three months ended March 31, 1997. The increases were primarily due to staffing increases, increased advertising and promotion costs and dealer network development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,281,000 for the three months ended April 4, 1998 from $318,000 for the three months ended March 31, 1997. The increases were primarily due to staffing increases and other general operating expenses.

     INTEREST INCOME. Interest income increased to $414,000 for the three months ended April 4, 1998 from $90,000 for the three months ended March 31, 1997. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the Company's initial public offering of its Common Stock.

     INTEREST EXPENSE. Interest expense increased to $363,000 for the three months ended April 4, 1998 from $2,000 for the three months ended March 31, 1997. The increase reflects interest on additional long-term debt and capital leases entered into during 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1997, the Company closed on the initial public offering of its Common Stock, with net proceeds to the Company of $27.4 million. The Company is using the net proceeds for funding research and development costs (including pre-production manufacturing and completion of the design, engineering and testing of the Super X); sales and marketing costs (including increased marketing activity prior to the commercial introduction of the Super X and dealer network development); capital expenditures (including completing and equipping the manufacturing and administrative facility, acquiring tooling and motorcycle components and supplies); and general and administrative costs. Based upon its current estimates, the Company believes that its available cash resources, including the proceeds received from the initial public offering of Common Stock, as well as the proceeds received from the Minnesota Department of Trade and Economic Development (see below), will be sufficient to fund the pre-production operations of the Company. However, the Company may require additional fixed asset and inventory financing prior to commencement of production. Upon commencement of production, the Company will need to obtain substantial amounts of fixed asset and working capital financing. However, if sufficient fixed asset and/or working capital financing is not available, the Company will have to look to other means of financing. In addition, if the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, or other unanticipated events, then the Company may need additional equity or debt financing in excess of the proceeds of its initial public offering of Common Stock prior to or shortly after commencement of production of the Super X.

     In October 1997, the Company signed a construction agreement with a third-party vendor for the construction of the Company's paint and finishing facility. The cost of the facility will be approximately $7.3 million. The Company paid 20% of the cost upon execution of the agreement and is making certain progress payments during construction with a final payment due upon completion of the paint facility. Through April 4, 1998, the Company had made payments totaling $5.1 million on the paint and finishing facility construction agreement. In order to finance a portion of the paint and finishing facility and other equipment, the Company has entered into a loan agreement with the State of Minnesota, through the Minnesota Agriculture and Economic Development Board, providing for a $7.1 million loan for a portion of the cost of the paint and finishing facility and certain reserves. The loan proceeds are being held in escrow and will be available to the Company upon installation and acceptance of the paint and finishing facility and purchase of certain manufacturing equipment and product tooling. The loan has a 10-year term with interest at an annual rate of 9.5% and is secured by the paint and finishing facility and certain of the Company's equipment.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), changes the way companies calculate their earnings per share ("EPS"). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also disclosed. The Company adopted SFAS 128 for the quarter and year ended January 3, 1998, at which time all prior year EPS data was restated in accordance with SFAS 128. All EPS data in this Quarterly Report on Form 10-Q is reported in accordance with SFAS 128.

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Quarterly Report on Form 10-Q, including those summarized below, are forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

- THE COMPANY PLANS TO MANUFACTURE, MARKET AND SELL PREMIUM HEAVYWEIGHT CRUISER AND TOURING MOTORCYCLES WITH A BRAND THAT EVOKES AN AUTHENTIC AMERICAN MOTORCYCLING HERITAGE AND LIFESTYLE -- The Company has not had sales to date and does not anticipate motorcycle sales until late 1998. As of April 4, 1998, the Company had an accumulated deficit of $13.6 million. The Company expects operating losses to increase as its product development, marketing and sales, manufacturing and administrative functions expand prior to and during the initial stage of motorcycles sales. There can be no assurance that the Company will generate motorcycle sales or become profitable.

          The Company's success depends upon market acceptance of its brand of products. Market acceptance depends upon the ability of the Company to establish its intended brand image and a reputation for high quality and to differentiate its brand of products from its competitors. The Company will operate in a highly competitive environment and compete against established motorcycle manufacturers such as Harley-Davidson, BMW, Ducati, Honda, Kawasaki, Moto-Guzzi, Suzuki, Triumph and Yamaha. Harley-Davidson, which is expected to be the Company's primary competitor in the U.S. market, has stated in its public reports that it had a 49% share of the U.S. market for new heavyweight motorcycle registrations in 1997 and that it will double its 1995 production capacity by the year 2003. The Company also expects that other manufacturers will attempt to enter the industry, including Polaris Industries Inc., a manufacturer of snowmobiles, personal watercraft and all-terrain vehicles, which announced that it would begin manufacturing a cruiser motorcycle to be available in limited quantities in Spring 1998. The Company's established competitors have greater resources than the Company. No assurance can be given that the Company's products will be accepted or that the Company will be able to compete effectively.

- THE COMPANY DOES NOT ANTICIPATE HAVING MOTORCYCLE SALES UNTIL LATE 1998 -- Factors that may affect the timing of production of the Super X include problems in acquisition, installation and successful operation of the motorcycle production equipment, the ability of the Company to locate competent suppliers or obtain adequate quantities of components and supplies at reasonable costs, the ability of the Company to hire additional qualified personnel and the ability of the Company's engineering and manufacturing staff to design, engineer and produce the Super X. In addition, for the Company to be successful, its products must be manufactured to meet high quality standards in production volumes. The transition from prototype to mass production will involve various risks and uncertainties that may not be apparent at this time and there can be no assurance that the Company will be able to successfully react to unanticipated difficulties and commence mass production in late 1998.

          As the Company moves closer to mass production of the Super X, there will be increasing demands on the Company's management, operational and financial resources to manage growth. Mass production of the

     Super X will require the Company to hire additional qualified personnel. Competition is intense for highly skilled workers, and there can be no assurance that the Company will be successful in attracting, training and retaining such

          Sales of the Super X and any additional motorcycles the Company may produce are dependent on the Company establishing a dealer network. The Company has executed agreements with 62 dealers as of April 4, 1998. Prior to production, the Company will need to attract additional dealers to sell its brand of products by convincing such dealers that the Company's products will be a successful and profitable line. In addition, the Company will be required to support its dealers through, among other things, making floor plan financing available through third parties, continuing education about the Company's brand of products, supplying parts and accessories, and training repair personnel. The Company does not have any history in such dealer support. If the Company is unable to establish and support an adequate dealer network, sales and distribution of the Company's products will be adversely affected.

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

- BASED UPON ITS CURRENT ESTIMATES, THE COMPANY BELIEVES THAT ITS AVAILABLE CASH RESOURCES, INCLUDING THE PROCEEDS RECEIVED FROM THE INITIAL PUBLIC OFFERING OF COMMON STOCK, AS WELL AS THE PROCEEDS RECEIVED FROM THE MINNESOTA DEPARTMENT OF TRADE AND ECONOMIC DEVELOPMENT, WILL BE SUFFICIENT TO FUND THE PRE-PRODUCTION OPERATIONS OF THE COMPANY -- If the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, the unavailability of inventory and working capital financing, or other unanticipated events, then the Company may need additional equity or debt financing prior to or shortly after commencement of production of the Super X. There can be no assurance that the Company will be able to obtain such financing or that such financing will be available on terms favorable to the Company.

- THE COMPANY MAY REQUIRE ADDITIONAL INVENTORY AND WORKING CAPITAL FINANCING PRIOR TO COMMENCEMENT OF PRODUCTION; UPON COMMENCEMENT OF PRODUCTION, THE COMPANY WILL NEED TO OBTAIN SUBSTANTIAL AMOUNTS OF FIXED ASSET AND WORKING CAPITAL FINANCING -- The availability and terms of any inventory, fixed asset or working capital financing will depend on a number of credit market factors, including interest rates, liquidity and lending regulations, as well as the business prospects and financial condition of the Company. There can be no assurance that the Company will be able to obtain such financing or that such financing will be available on terms favorable to the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

                           PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997:

 Exhibit                     Description
 -------                     -----------
   3.1      Restated Articles of Incorporation of Company, as Amended. (1)
   3.3      By-Laws of the Company. (2)
  10.4      Contract for Private Development by and among City of Belle
            Plaine, Minnesota and Belle Plaine Economic Development Authority
            Belle Plaine, Minnesota and the Company dated as of December 31,
            1996. (3)
  10.5      Assignment, Assumption and Amendment of Development Contract by and
            among the City of Belle Plaine, Minnesota, Belle Plaine Economic
            Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle
            Plaine, LLC dated April 21, 1997. (4)
  10.6      Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.4
  10.7      Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(4)
  10.8      Guaranty by Ryan Companies US, Inc. in favor of the Company dated
            April 21, 1997.(4)
  10.9      Amended and Restated 1995 Stock Option Plan.4
  10.11     Form of Employee Agreement. (5)
  27.1      Financial Data Schedule


     Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)  REPORTS ON FORM 8-K

     On March 3, 1998, the Company filed a Current Report on Form 8-K relating to a change in the Company's fiscal year to a 52-53 week year ending on the Saturday nearest December 31.







-----------------------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 23, 1997 (Registration No. 333-27789).
(2) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 23, 1996 (Registration No. 333-05060C).
(3) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-22765).
(4) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 000-22765).
(5) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 27, 1997 (the Registration No. 333-27789).

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

                       EXCELSIOR-HENDERSON MOTORCYCLE
                        MANUFACTURING COMPANY

DATE:  May 15, 1998    By: /s/ Thomas M. Rootness
                           ------------------------------------------------
                           Thomas M. Rootness,
                            Senior Vice President of Finance and Administration and Chief Financial Officer
                            (Duly authorized officer and Principal Financial Officer)

                                 INDEX TO EXHIBITS

 Exhibit                          Description                                                           Page
 -------                          -----------                                                           ----
   3.1    Restated Articles of Incorporation of Company. . . . . . . . . . . . . . . . . .   Incorporated by Reference
   3.3    By-Laws of the Company.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Incorporated by Reference
  10.4    Contract for Private Development by and among City of Belle Plaine,
          Minnesota and Belle Plaine Economic Development Authority, Belle
          Plaine, Minnesota and the Company dated as of December 31, 1996. . . . . . . . .   Incorporated by Reference
  10.5    Assignment, Assumption and Amendment of Development Contract by and
          among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority,
          Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC
          dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Incorporated by Reference
  10.6    Lease Agreement between Ryan Belle Plaine, LLC and the Company
          dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Incorporated by Reference
  10.7    Construction Agreement by and between Ryan Belle Plaine, LLC
          and the Company dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . .   Incorporated by Reference
  10.8    Guaranty by Ryan Companies US, Inc. in favor of the Company
          dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Incorporated by Reference
  10.9    Amended and Restated 1995 Stock Option Plan. . . . . . . . . . . . . . . . . . .   Incorporated by Reference
  10.11   Form of Employee Agreement . . . . . . . . . . . . . . . . . . . . . . . . . . .   Incorporated by Reference
  27.1    Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Filed Electronically

