Form 10-Q
period 1998-07-04
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1998-08-14
CIK 1017904

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended July 4, 1998
                                 or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From
     _____________ to ______________.

Commission file number  000-22765
                        ---------

                        EXCELSIOR-HENDERSON MOTORCYCLE
                             MANUFACTURING COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Minnesota                               41-1771946
   -------------------------------                 --------------------
   (State or other jurisdiction of                   (I.R.S. employer
    incorporation or organization)                  identification no.)

           805 Hanlon Drive
          Belle Plaine, Minnesota                          56011
   -------------------------------                      ----------
   (Address of principal executive                      (Zip code)
               offices)


                                 (612) 873-7000
                         -----------------------------
                         Registrant's telephone number

                                Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  /x/   No  / /

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 13,056,556 issued and outstanding as of July 31, 1998.

                        EXCELSIOR-HENDERSON MOTORCYCLE
                             MANUFACTURING COMPANY

                         QUARTERLY REPORT ON FORM 10-Q


PART I.           FINANCIAL INFORMATION                               PAGE NO.
                  ---------------------                               --------
Item 1.      Financial Statements:

             Balance Sheets (Unaudited) as of January 3, 1998
             and July 4, 1998                                             3

             Statements of Operations (Unaudited)
             for the Three Months Ended
             June 30, 1997 and July 4, 1998                               4

             Statements of Operations (Unaudited)
             for the Six Months Ended
             June 30, 1997 and July 4, 1998 and
             Cumulative for the Period from Inception
             (December 22, 1993) to July 4, 1998                          5

             Statements of Cash Flows (Unaudited)
             for the Six Months Ended
             June 30, 1998 and July 4, 1998 and Cumulative
             for the Period from Inception (December 22, 1993)
             to July 4, 1998                                              6

             Notes to Financial Statements                                7

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                   8

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk                                           12


PART II.   OTHER INFORMATION                                             13
           -----------------

           SIGNATURES                                                    15
           ----------

                        PART I -- FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.  FINANCIAL STATEMENTS

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                                Balance Sheets

                                  (Unaudited)

                                                       January 3,        July 4,
                                                          1998             1998
                                                       ----------        -------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $12,484,502    $ 9,590,189
  Short-term investments                               11,764,689             --
  Other current assets                                    113,497        233,570
                                                      -----------    -----------
      Total current assets                             24,362,688      9,823,759

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $255,529 and $691,512                13,353,897     22,119,071

RESTRICTED CASH                                         7,275,569      7,504,386

DEPOSITS                                                2,670,675         33,240

INTELLECTUAL PROPERTY, to be amortized                    200,545        218,741

OTHER ASSETS, net                                         322,093        305,818
                                                      -----------    -----------
                                                      $48,185,467    $40,005,015
                                                      -----------    -----------
                                                      -----------    -----------
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $ 1,997,783    $ 1,455,985
  Accrued liabilities                                     585,481      1,447,506
  Current maturities of long-term debt                    675,372        668,523
                                                      -----------    -----------
      Total current liabilities                         3,258,636      3,572,014
                                                      -----------    -----------
LONG-TERM DEBT, less current maturities                13,738,615     13,532,158
                                                      -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
  Common stock, 16,666,666 shares authorized,
     par value of $.01; 13,026,191 and
     13,037,952 shares issued and outstanding             130,262        130,379
  Additional paid-in capital                           41,066,473     41,073,840
  Deficit accumulated during the development stage    (10,008,519)   (18,303,376)
                                                      -----------    -----------
      Total stockholders' equity                       31,188,216     22,900,843
                                                      -----------    -----------
                                                      $48,185,467    $40,005,015
                                                      -----------    -----------
                                                      -----------    -----------

The accompanying notes are an integral part of these balance sheets.

               EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                           Statements of Operations

                                  (Unaudited)

                                                            Three Months Ended
                                                            ------------------
                                                         June 30,        July 4,
                                                           1997           1998
                                                         --------        -------
PREOPERATING EXPENSES:
  Research and development                           $   435,586    $ 2,623,477
  Marketing                                              379,575        752,901
  General and administrative                             347,526      1,202,938
                                                     -----------    -----------
    Total preoperating expenses                        1,162,687      4,579,316

INTEREST INCOME                                           72,913        253,957

INTEREST EXPENSE                                          (1,646)      (364,753)
                                                     -----------    -----------

NET LOSS                                             $(1,091,420)   $(4,690,112)
                                                     -----------    -----------
                                                     -----------    -----------
NET LOSS PER SHARE:
  Basic and diluted                                     $  (0.19)      $  (0.36)
                                                     -----------    -----------
                                                     -----------    -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted                                    5,878,231     13,034,553
                                                     -----------    -----------
                                                     -----------    -----------




  The accompanying notes are an integral part of these financial statements.

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                           Statements of Operations

                                  (Unaudited)

                                                          Six Months Ended          Cumulative for the
                                                       ----------------------     Period from Inception
                                                       June 30,        July 4,     (December 22, 1993)
                                                         1997           1998         to July 4, 1998
                                                       --------        -------     ---------------------
PREOPERATING EXPENSES:
  Research and development                          $    912,696   $  4,162,605      $   8,895,272
  Marketing                                              662,945      1,588,776          4,095,802
  General and administrative                             665,595      2,483,467          6,084,067
                                                    ------------   ------------      -------------
     Total preoperating expenses                       2,241,236      8,234,848         19,075,141

INTEREST INCOME                                          163,387        668,064          1,695,870

INTEREST EXPENSE                                         (3,333)      (728,073)          (924,105)
                                                    ------------   ------------      -------------
NET LOSS                                            $(2,081,182)   $(8,294,857)      $(18,303,376)
                                                    ------------   ------------      -------------
                                                    ------------   ------------      -------------
NET LOSS PER SHARE:
  Basic and diluted                                 $     (0.35)   $     (0.64)      $      (2.75)

                                                    ------------   ------------      -------------
                                                    ------------   ------------      -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted                                    5,876,242     13,031,187         6,644,562
                                                    ------------   ------------      -------------
                                                    ------------   ------------      -------------





  The accompanying notes are an integral part of these financial statements.

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                           Statements of Cash Flows
                                  (Unaudited)

                                                          Six Months Ended      Cumulative for the Period
                                                          ----------------              From Inception
                                                        June 30,       July 4,    (December 22, 1993) to
                                                          1997          1998            July 4, 1998
                                                        --------       ------    ------------------------
OPERATING ACTIVITIES:
   Net loss                                          $(2,081,182)   $(8,294,857)       $(18,303,376)
   Adjustments to reconcile net loss to net cash
      used in operating activities-
          Depreciation and amortization                   38,062        452,258             757,831
          Change in current assets and liabilities:
               Other current assets                      (56,034)     (120,073)            (233,570)
               Accounts payable                          241,833      (541,798)           1,455,985
               Accrued liabilities                        19,144        862,025           1,447,506
                                                      -----------    -----------       -------------
           Net cash used in operating activities      (1,838,177)    (7,642,445)        (14,875,624)
                                                      -----------    -----------       -------------

INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments, net   3,043,111     11,764,689                  --
   Property and equipment additions                   (3,474,739)    (6,520,555)        (17,595,515)
   Payments made for intellectual property               (32,807)       (18,196)           (218,741)
   Payments of equipment deposits                             --             --             (33,240)
   Increase in restricted cash                                --       (228,817)           (359,386)
                                                      -----------    -----------       -------------
           Net cash provided by (used in) investing
             activities                                 (464,435)     4,997,121         (18,206,882)
                                                      -----------    -----------       -------------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                --             --          2,505,095
   Payments under capital lease and long-term
     debt obligations                                     (6,209)      (256,473)           (631,860)
   Payments incurred for other assets                          --             --           (324,749)
   Proceeds from issuance of Series A Convertible
      Preferred Stock, net of offering expenses                --             --         10,314,000
   Proceeds from issuance of common stock, net of
      offering expenses                                   15,000          7,484          30,810,209
                                                      -----------    -----------       -------------
           Net cash provided by (used in)
             financing activities                          8,791       (248,989)         42,672,695
                                                      -----------    -----------       -------------
           Net increase (decrease) in cash and cash
              equivalents                             (2,293,821)    (2,894,313)           9,590,189

CASH AND CASH EQUIVALENTS:
   Beginning of period                                 5,376,601     12,484,502                  --
                                                      -----------    -----------       -------------
   End of period                                      $3,082,780    $ 9,590,189         $ 9,590,189
                                                      -----------    -----------       -------------
                                                      -----------    -----------       -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                   $       3,374   $    621,804         $   786,480
   Noncash transactions-
      Property and equipment acquired under
        capital lease obligations                              --         43,167          5,257,446
      Restricted cash received from long-term debt             --             --          7,145,000
      Conversion of note payable into common stock             --             --             75,000
      Issuance of common stock for services                    --             --            125,000
      Issuance of common stock in settlement of
         construction payable                                  --             --              5,010

   The accompanying notes are an integral part of these financialstatements.

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements

                                  (Unaudited)


1. BASIS OF PRESENTATION:

The accompanying balance sheet of Excelsior-Henderson Motorcycle Manufacturing Company (the "Company") as of July 4, 1998, the statements of operations for the three months and six months ended June 30, 1997 and July 4, 1998, and cumulative for the period from inception (December 22, 1993) to July 4, 1998, and the statements of cash flows for the six months ended June 30, 1997 and July 4, 1998, and cumulative for the period from inception (December 22, 1993) to July 4, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 4, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. The results of operations for the three months and six months ended July 4, 1998 are not necessarily indicative of the operating results for the full fiscal year.

2. BASIC AND DILUTED NET LOSS PER SHARE:

Basic and diluted net loss per share for all periods presented is computed using the weighted average number of common shares outstanding. Shares reserved for warrants or stock options are not considered because the impact of the incremental shares is antidilutive.

3. COMMITMENTS AND CONTINGENCIES:

In October 1997, the Company signed a construction agreement with a third-party vendor for the construction of the Company's paint and finishing facility. The cost of the facility will be approximately $7.3 million. The Company paid 20% of the cost upon execution of the agreement and is making progress payments during construction and a final payment upon completion of the facility. Through July 4, 1998, the Company had made construction payments totaling $5.2 million under the construction agreement. Long-term financing of the paint and finishing facility and other equipment has been arranged with the State of Minnesota, through the Minnesota Agriculture and Economic Development Board, which provides for a $7.1 million loan for a portion of the cost of the paint and finishing facility and certain reserves. The loan proceeds are being held in escrow and will be available to the Company upon installation and acceptance of the paint and finishing facility and the purchase of certain manufacturing equipment and product tooling. The loan has a 10-year term with interest at an annual rate of 9.5% and is secured by the paint and finishing facility and certain of the Company's equipment.

4. SUBSEQUENT EVENT:

     In July 1998, the Company entered into a $6.1 million Industrial Development Revenue Bond (the "Bond"), which was facilitated by the Economic Development Authority of the City of Belle Plaine, Minnesota. The entire
Bond was purchased by FINOVA Public Finance, Inc., a subsidiary of FINOVA Capital Corporation ("FINOVA"). The proceeds of the sale of the Bond, net of a $1.1 million debt service reserve, have been placed into escrow, and may be drawn for certain past and future equipment and product tooling purchases. The Bond is repayable over a seven and one-half year term, carries an interest rate of 10.4%, and is secured by certain factory equipment and product tooling. FINOVA also received a warrant to purchase 196,500 shares of common stock of the Company. The warrant may be exercised up to ten years from the date of issuance at an exercise price of $9.00 per share.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company plans to manufacture, market and sell premium heavyweight cruiser and touring motorcycles with a brand that evokes an authentic American motorcycling heritage and lifestyle. The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the risk that full-scale operations may not occur. The Company does not anticipate having motorcycle sales until late 1998. As a result of the operating expenses described below in "Results of Operations," the Company's deficit accumulated during the development stage was $18.0 million at July 4, 1998. Historic spending levels are not indicative of anticipated future spending levels because the Company is entering a period in which it will increase spending on product research and development, marketing and dealer network development, and staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before any material product sales are generated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 1998 AND JUNE 30, 1997

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2,623,000 for the three months ended July 4, 1998 from $436,000 for the three months ended June 30, 1997. The increases were primarily due to staffing increases and increased product design and development costs, as well as expenses for developing prototypes and production intent motorcycles.

     MARKETING EXPENSES. Marketing expenses increased to $753,000 for the three months ended July 4, 1998 from $380,000 for the three months ended June 30, 1997. The increases were primarily due to staffing increases, increased advertising and promotion costs and dealer network development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,203,000 for the three months ended July 4, 1998 from $348,000 for the three months ended June 30, 1997. The increases were primarily due to staffing increases and other general operating expenses.

     INTEREST INCOME. Interest income increased to $254,000 for the three months ended July 4, 1998 from $73,000 for the three months ended June 30, 1997. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the Company's initial public offering of its Common Stock.

     INTEREST EXPENSE. Interest expense increased to $365,000 for the three months ended July 4, 1998 from $2,000 for the three months ended June 30, 1997 due to borrowings under long-term debt and capital lease agreements entered into after June 30, 1997.

SIX MONTHS ENDED JULY 4, 1998 AND JUNE 30, 1997

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $4,163,000 for the six months ended July 4, 1998 from $913,000 for the six months ended June 30, 1997. The increases were primarily due to staffing increases and increased product design and development costs, as well as expenses for developing prototypes and production intent motorcycles.

     MARKETING EXPENSES. Marketing expenses increased to $1,589,000 for the six months ended July 4, 1998 from $663,000 for the six months ended June 30, 1997. The increases were primarily due to staffing increases, increased advertising and promotion costs and dealer network development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2,483,000 for the six months ended July 4, 1998 from $666,000 for the six months ended June 30, 1997. The increases were primarily due to staffing increases and other general operating expenses.

     INTEREST INCOME. Interest income increased to $668,000 for the six months ended July 4, 1998 from $163,000 for the six months ended June 30, 1997. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the Company's initial public offering of its Common Stock.

     INTEREST EXPENSE. Interest expense increased to $728,000 for the six months ended July 4, 1998 from $3,000 for the six months ended June 30, 1997 due to borrowings under long-term debt and capital lease agreements entered into after June 30, 1997.

NET OPERATING LOSS CARRYFORWARDS

     As of January 3, 1998, the Company had net operating loss carryforwards of approximately $8.8 million for federal income tax purposes that are available to offset future taxable income through the year 2012. A valuation allowance equal to the full amount of the related deferred tax asset has been established due to the uncertainty of realization of the deferred tax asset. Certain restrictions, caused by a 1996 change in ownership resulting from sales of the Company's stock, will limit annual utilization of these net operating loss carryforwards. The portion of the net operating loss carryforwards subject to this limitation is approximately $2.6 million. The calculated annual limitation is approximately $600,000.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1997, the Company closed on the initial public offering of its Common Stock, with net proceeds to the Company of $27.4 million. The Company is using the net proceeds to fund research and development costs (including pre-production manufacturing and completion of the design, engineering and testing of the Super X); sales and marketing costs (including increased marketing activity prior to the commercial introduction of the Super X and dealer network development); capital expenditures (including completing and equipping the manufacturing and administrative facility, acquiring tooling and motorcycle components and supplies); and general and administrative costs. Based upon its current estimates, the Company believes that its available cash resources, including the proceeds received from the initial public offering of Common Stock, as well as the proceeds received from the Minnesota Department of Trade and Economic Development (see below) and from the Taxable Industrial Development Revenue Bond purchased by FINOVA Public Finance, Inc., a subsidiary of FINOVA Capital Corporation ("FINOVA") (see below), will be sufficient to fund the pre-production operations of the Company. However, the Company may require additional working capital financing prior to commencement of production. Upon commencement of production, the Company will need to obtain substantial additional amounts of fixed asset and working capital financing. However, if sufficient fixed asset and/or working capital financing is not available, the Company will have to look to other means of financing. In addition, if the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, unanticipated delays in drawing funds held in escrow from the Minnesota Department of Trade and Economic Development or FINOVA financings, the unavailability of inventory and working capital financing, or other unanticipated events, then the Company may need additional equity or debt financing prior to or shortly after commencement of production of the Super X.

     In October 1997, the Company signed a construction agreement with a third-party vendor for the construction of the Company's paint and finishing facility. The cost of the facility will be approximately $7.3 million. The Company paid 20% of the cost upon execution of the agreement and is making certain progress payments during construction with a final payment due upon completion of the facility. Through July 4, 1998, the Company had made construction payments totaling $5.2 million under the construction agreement. Long-term financing of the paint and finishing facility and other equipment has been arranged with the State of Minnesota, through the Minnesota Agriculture and Economic Development Board, which provides for a $7.1 million loan for a portion of the cost of the paint and finishing facility and certain reserves. The loan proceeds are being held in escrow and will be available to the Company upon installation and acceptance of the paint and finishing facility and the purchase of certain manufacturing equipment and product tooling. The loan has a 10-year term with interest at an annual rate of 9.5% and is secured by the paint and finishing facility and certain of the Company's equipment.

     In July 1998, the Company entered into a $6.1 million Taxable Industrial Development Revenue Bond (the "Bond"), which was facilitated by the Economic Development Authority of the City of Belle Plaine, Minnesota. The entire
Bond was purchased by FINOVA. The proceeds of the sale of the Bond, net of a $1.1 million debt service reserve, have been placed into escrow, and may be drawn for certain past and future equipment and product tooling purchases. The Bond is repayable over a seven and one-half year term, carries an interest rate of 10.4%, and is secured by certain factory equipment and product tooling. FINOVA also received a warrant to purchase 196,500 shares of common stock of the Company. The warrant may be exercised up to ten years from the date of issuance at an exercise price of $9.00 per share.

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

- THE COMPANY PLANS TO MANUFACTURE, MARKET AND SELL PREMIUM HEAVYWEIGHT
  CRUISER AND TOURING MOTORCYCLES WITH A BRAND THAT EVOKES AN AUTHENTIC AMERICAN MOTORCYCLING HERITAGE AND LIFESTYLE--The Company has not had sales to date and does not anticipate motorcycle sales until late 1998. As of July 4, 1998, the Company had an accumulated deficit of $18.0 million. The Company expects operating losses to increase as its product development, marketing and sales, manufacturing and administrative functions expand prior to and during the initial stage of motorcycles sales. There can be no assurance that the Company will generate motorcycle sales or become profitable.

  The Company's success depends upon market acceptance of its brand of products. Market acceptance depends upon the ability of the Company to establish its intended brand image and a reputation for high quality and to differentiate its brand of products from its competitors. The Company will operate in a highly competitive environment and compete against established motorcycle manufacturers such as Harley-Davidson, BMW, Ducati, Honda, Kawasaki, Moto-Guzzi, Suzuki, Triumph and Yamaha. Harley-Davidson, which is expected to be the Company's primary competitor in the U.S. market, has stated in its public reports that it had a 49% share of the U.S. market for new heavyweight motorcycle registrations in 1997 and that it will double its 1995 production capacity by the year 2003. The Company also expects that other manufacturers will attempt to enter the industry, including Polaris Industries Inc., a manufacturer of snowmobiles, personal watercraft and all-terrain vehicles, which began manufacturing a cruiser motorcycle in July 1998. The Company's established competitors have greater resources than the Company. No assurance can be given that the Company's products will be accepted or that the Company will be able to compete effectively.

  THE COMPANY DOES NOT ANTICIPATE HAVING MOTORCYCLE SALES UNTIL LATE 1998-- Factors that may affect the timing of production of the Super X include problems in acquisition, installation and successful operation of the motorcycle production equipment, the ability of the Company to locate competent suppliers or obtain adequate quantities of components and supplies at reasonable costs, the ability of the Company to hire additional qualified personnel and the ability of the Company's engineering and manufacturing staff to design, engineer and produce the Super X. In addition, for the Company to be successful, its products must be manufactured to meet high quality standards in production volumes. The transition from prototype to mass production will involve various risks and uncertainties that may not be apparent at this time and there can be no assurance that the Company will be able to successfully react to unanticipated difficulties and commence mass production in late 1998.

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

  Sales of the Super X and any additional motorcycles the Company may produce are dependent on the Company establishing a dealer network. The Company has executed agreements with 81 dealers as of July 4, 1998. The Company may need to attract additional dealers to sell its brand of products by convincing such dealers that the Company's products will be a successful and profitable line. In addition, the Company will be required to support its dealers through, among other things, making floor plan financing available through third parties, providing continuing education about the Company's brand of products, supplying parts and accessories, and training repair personnel. The Company does not have any history in such dealer support. If the Company is unable to establish and support an adequate dealer network, sales and distribution of the Company's products will be adversely affected.

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

- BASED UPON ITS CURRENT ESTIMATES, THE COMPANY BELIEVES THAT ITS AVAILABLE
  CASH RESOURCES, INCLUDING THE PROCEEDS RECEIVED FROM THE INITIAL PUBLIC OFFERING OF COMMON STOCK, AS WELL AS THE PROCEEDS RECEIVED FROM THE MINNESOTA DEPARTMENT OF TRADE AND ECONOMIC DEVELOPMENT AND FROM THE TAXABLE INDUSTRIAL DEVELOPMENT REVENUE BOND PURCHASED BY FINOVA PUBLIC FINANCE, INC., WILL BE SUFFICIENT TO FUND THE PRE-PRODUCTION OPERATIONS OF THE COMPANY--If the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, unanticipated delays in drawing funds held in escrow from the Minnesota Department of Trade and Economic Development or FINOVA financings, the unavailability of inventory and working capital financing, or other unanticipated events, then the Company may need additional equity or debt financing prior to or shortly after commencement of production of the Super X. There can be no assurance that the Company will be able to obtain such financing or that such financing will be available on terms favorable to the Company.

- THE COMPANY MAY REQUIRE ADDITIONAL WORKING CAPITAL FINANCING PRIOR TO COMMENCEMENT OF PRODUCTION; UPON COMMENCEMENT OF PRODUCTION, THE COMPANY WILL NEED TO OBTAIN SUBSTANTIAL ADDITIONAL AMOUNTS OF FIXED ASSET AND WORKING CAPITAL FINANCING--The availability and terms of any fixed asset or working capital financing will depend on a number of credit market factors, including interest rates, liquidity and lending regulations, as well as the business prospects and financial condition of the Company. There can be no assurance that the Company will be able to obtain such financing or that such financing will be available on terms favorable to the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

                         PART II -- OTHER INFORMATION
                                    -----------------

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998:

Exhibit                      Description
-------                      -----------
    3.1   Restated Articles of Incorporation of Company, as Amended.(1)
    3.3   By-Laws of the Company.(2)
   10.4 Contract for Private Development by and among City of Belle Plaine, Minnesota and Belle Plaine Economic Development Authority Belle Plaine, Minnesota and the Company dated as of December 31, 1996.(3)
   10.5 Assignment, Assumption and Amendment of Development Contract by and among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC dated April 21, 1997.(4)
   10.6 Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(4)
   10.7 Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(4)
   10.8 Guaranty by Ryan Companies US, Inc. in favor of the Company dated April 21, 1997.(4)
   10.9   Amended and Restated 1995 Stock Option Plan.(5)
   10.11  Form of Employee Agreement.(6)
   27.1   Financial Data Schedule

     Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarterly period ended July 4, 1998.







-----------------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 23,1997 (Registration No. 333-27789).
(2) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 23, 1996 (Registration No. 333-05060C).
(3) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-22765).
(4) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 000-22765).
(5) Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Commission on July 29, 1998 (Registration No. 333-60083).
(6) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 27, 1997 (the Registration No. 333-27789).

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



                                      EXCELSIOR-HENDERSON MOTORCYCLE
                                      MANUFACTURING COMPANY


DATE: August 14, 1998                 By: /s/ Thomas M. Rootness
                                         ----------------------------
                                          Thomas M. Rootness,
                                          Senior Vice President of Finance
                                          and Administration
                                          and Chief Financial Officer
                                          (Duly authorized officer and Principal
                                          Financial Officer)

                               INDEX TO EXHIBITS

Exhibit                  Description                                 Page
-------                  -----------                                 ====
 3.1    Restated Articles of Incorporation of
        Company........................................  Incorporated by Reference
 3.3    By-Laws of the Company.........................  Incorporated by Reference
10.4    Contract for Private Development by and among
        City of Belle Plaine, Minnesota and Belle
        Plaine Economic Development Authority, Belle
        Plaine, Minnesota and the Company dated as
        of December 31, 1996........................... Incorporated by Reference
10.5    Assignment, Assumption and Amendment of
        Development Contract by and among the City
        of Belle Plaine, Minnesota, Belle Plaine
        Economic Authority, Belle Plaine, Minnesota,
        the Company, and Ryan Belle Plaine, LLC
        dated April 21, 1997...........................  Incorporated by Reference
10.6    Lease Agreement between Ryan Belle Plaine,
        LLC and the Company dated April 21, 1997.......  Incorporated by Reference
10.7    Construction Agreement by and between Ryan
        Belle Plaine, LLCand the Company dated
        April 21, 1997.................................  Incorporated by Reference
10.8    Guaranty by Ryan Companies US, Inc. in favor
        of the Company dated April 21, 1997............  Incorporated by Reference
10.9    Amended and Restated 1995 Stock Option Plan....  Incorporated by Reference
10.11   Form of Employee Agreement.....................  Incorporated by Reference
27.1    Financial Data Schedule........................  Filed Electronically