Form 10-Q
period 1998-10-03
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1998-11-17
CIK 1017904

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended October 3, 1998
                                          or
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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 13,069,253 issued and outstanding as of October 30, 1998.

                            EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY

                            QUARTERLY REPORT ON FORM 10-Q



PART I.   FINANCIAL INFORMATION                                  PAGE NO.
                                                                 --------

Item 1.     Financial Statements:

            Balance Sheets (Unaudited) as of January 3, 1998
            and October 3, 1998                                     3

            Statements of  Operations (Unaudited)
            for the Three Months Ended
            September 30, 1997 and October 3, 1998                  4

            Statements of  Operations (Unaudited)
            for the Nine Months Ended
            September 30, 1997 and October 3, 1998 and
            Cumulative for the Period from Inception
            (December 22, 1993) to October 3, 1998                  5

            Statements of Cash Flows (Unaudited)
            for the Nine Months Ended
            September 30, 1997 and October 3, 1998 and Cumulative
            for the Period from Inception (December 22, 1993)
            to October 3, 1998                                      6

            Notes to Financial Statements                           7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                              8

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                       12


PART II.  OTHER INFORMATION                                         13


          SIGNATURES                                                17

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS
                                     (Unaudited)


                                                       January 3,        October 3,
                                                         1998              1998
                                                     ------------      ------------
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $ 12,484,502      $ 10,001,762
  Short-term investments                               11,764,689                --
  Other current assets                                    113,497           248,001
                                                     ------------      ------------
            Total current assets                       24,362,688        10,249,763

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $255,529 and $834,003               13,353,897        25,376,676

RESTRICTED CASH                                         7,275,569        11,347,250

DEPOSITS                                                2,670,675                --

INTELLECTUAL PROPERTY, to be amortized                    200,545           256,446

OTHER ASSETS, net                                         322,093           495,810
                                                     ------------      ------------
                                                     $ 48,185,467      $ 47,725,945
                                                     ------------      ------------
                                                     ------------      ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $  1,997,783      $    899,271
  Accrued liabilities                                     585,481         1,766,060
  Current maturities of long-term debt                    675,372           639,453
                                                     ------------      ------------
            Total current liabilities                   3,258,636         3,304,784
                                                     ------------      ------------
LONG-TERM DEBT, less current maturities                13,738,615        19,626,589
                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

STOCKHOLDERS' EQUITY:
   Series B Convertible Preferred Stock, 10,000
      shares authorized, par value of $.01;
      10,000 shares issued and outstanding                     --         9,325,000
   Common stock, 32,000,000 shares authorized,
      par value of $.01; 13,026,191 and 13,068,920
      shares issued and outstanding                       130,262           130,689
   Additional paid-in capital                          41,066,473        41,123,520
   Deficit accumulated during the development stage   (10,008,519)      (25,784,637)
                                                     ------------      ------------
            Total stockholders' equity                 31,188,216        24,794,572
                                                     ------------      ------------
                                                     $ 48,185,467      $ 47,725,945
                                                     ------------      ------------
                                                     ------------      ------------


         The accompanying notes are an integral part of these balance sheets.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                               Statements of Operations

                                     (Unaudited)

                                                            Three Months Ended
                                                    -------------------------------
                                                    September 30,       October 3,
                                                         1997              1998
                                                    -------------     -------------
PREOPERATING EXPENSES:
   Research and development                         $     620,633     $   4,303,645
   Marketing                                              628,624         1,697,788
   General and administrative                             505,633         1,249,357
                                                    -------------     -------------
      Total preoperating expenses                       1,754,890         7,250,790

INTEREST INCOME                                           298,186           240,197

INTEREST EXPENSE                                           (6,016)         (470,668)
                                                    -------------     -------------
NET LOSS                                            $  (1,462,720)    $  (7,481,261)
                                                    -------------     -------------
                                                    -------------     -------------
NET LOSS PER SHARE:
   Basic and diluted                                $       (0.13)    $       (0.57)
                                                    -------------     -------------
                                                    -------------     -------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                   11,341,095        13,062,586
                                                     ------------      ------------
                                                     ------------      ------------

      The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                               Statements of Operations

                                     (Unaudited)

                                                            Nine Months Ended          Cumulative for the
                                                     ------------------------------  Period from Inception
                                                     September 30,       October 3,   (December 22, 1993)
                                                          1997              1998       to October 3, 1998
                                                     ------------      ------------  ---------------------
PREOPERATING EXPENSES:
   Research and development                          $  1,533,326      $  8,466,250      $ 13,198,917
   Marketing                                            1,291,571         3,286,564         5,793,590
   General and administrative                           1,171,227         3,732,824         7,333,424
                                                     ------------      ------------      ------------
      Total preoperating expenses                       3,996,124        15,485,638        26,325,931

INTEREST INCOME                                           461,571           908,261         1,936,067

INTEREST EXPENSE                                           (9,349)       (1,198,741)       (1,394,773)
                                                     ------------      ------------      ------------

NET LOSS                                             $ (3,543,902)     $(15,776,118)     $(25,784,637)
                                                     ------------      ------------      ------------
                                                     ------------      ------------      ------------

NET LOSS PER SHARE:
   Basic and diluted                                 $      (0.45)     $      (1.21)     $      (3.69)
                                                     ------------      ------------      ------------
                                                     ------------      ------------      ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                    7,812,986        13,041,653         6,979,260
                                                     ------------      ------------      ------------
                                                     ------------      ------------      ------------

      The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)
                               Statements of Cash Flows
                                     (Unaudited)

                                                            Nine Months Ended          Cumulative for the
                                                     ------------------------------  Period from Inception
                                                     September 30,       October 3,   (December 22, 1993)
                                                          1997              1998       to October 3, 1998
                                                     ------------      ------------  ---------------------
OPERATING ACTIVITIES:
   Net loss                                          $ (3,543,902)     $(15,776,118)     $(25,784,637)
   Adjustments to reconcile net loss to net cash
      used in operating activities-
          Depreciation and amortization                    72,393           606,102           911,675
          Change in current assets and liabilities:
               Other current assets                       (18,472)         (134,504)         (248,001)
               Accounts payable                           (62,563)       (1,098,512)          899,271
               Accrued liabilities                        275,520         1,180,579         1,766,060
                                                     ------------      ------------      ------------
           Net cash used in operating activities       (3,277,024)      (15,222,453)      (22,455,632)
                                                     ------------      ------------      ------------

INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments, net    4,044,992        11,764,689                --
   Property and equipment additions                    (4,207,663)       (9,745,128)      (20,853,328)
   Increase in restricted cash                                 --          (266,048)         (396,617)
   Payments made for intellectual property                (49,601)          (55,901)         (256,446)
                                                     ------------      ------------      ------------
           Net cash provided by (used in) investing
             activities                                  (212,272)        1,697,612       (21,506,391)
                                                     ------------      ------------      ------------
FINANCING ACTIVITIES:
   Proceeds received from restricted cash                      --         2,294,367         2,294,367
   Payments incurred for other assets                          --          (201,345)         (526,094)
   Proceeds from long-term debt                           293,362                --         2,505,095
   Payments under capital lease and long-term
     debt obligations                                      (6,209)         (433,395)         (808,782)
   Proceeds from issuance of Series A Convertible
     Preferred Stock, net of offering expenses                 --                --        10,314,000
   Proceeds from issuance of Series B Convertible
     Preferred Stock, net of offering expenses                 --         9,325,000         9,325,000
   Proceeds from issuance of common stock, net of
     offering expenses                                 27,429,669            57,474        30,860,199
                                                     ------------      ------------      ------------
           Net cash provided by
             financing activities                      27,716,822        11,042,101        53,963,785
                                                     ------------      ------------      ------------
           Net increase (decrease) in cash and cash
              equivalents                              24,227,526        (2,482,740)       10,001,762

CASH AND CASH EQUIVALENTS:
   Beginning of period                                  5,376,601        12,484,502                --
                                                     ------------      ------------      ------------
   End of period                                     $ 29,604,127        10,001,762      $ 10,001,762
                                                     ------------      ------------      ------------
                                                     ------------      ------------      ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     $      9,390      $  1,064,485      $  1,229,161
   Noncash transactions-
      Property and equipment acquired under
        capital lease obligations                              --           185,450         5,399,729
      Restricted cash received from long-term debt             --         6,100,000        13,245,000
      Conversion of note payable into common stock             --                --            75,000
      Issuance of common stock for services                    --                --           125,000
      Issuance of common stock in settlement of
         construction payable                                  --                --             5,010

      The accompanying notes are an integral part of these financial statements.

                 EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                            (A DEVELOPMENT STAGE COMPANY)

                            Notes to Financial Statements

                                     (Unaudited)
1.   BASIS OF PRESENTATION:

The accompanying balance sheet of Excelsior-Henderson Motorcycle Manufacturing Company (the "Company") as of October 3, 1998, the statements of operations for the three months and nine months ended September 30, 1997 and October 3, 1998, and cumulative for the period from inception (December 22, 1993) to October 3, 1998, and the statements of cash flows for the nine months ended September 30, 1997 and October 3, 1998, and cumulative for the period from inception (December 22, 1993) to October 3, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 3, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. The results of operations for the three months and nine months ended October 3, 1998 are not necessarily indicative of the operating results for the full fiscal year.

2.   BASIC AND DILUTED NET LOSS PER SHARE:

Basic and diluted net loss per share for all periods presented is computed using the weighted average number of common shares outstanding. Shares reserved for warrants, stock options or convertible preferred stock are not considered because the impact of the incremental shares is antidilutive.

3.   COMMITMENTS AND CONTINGENCIES:

In October 1997, the Company signed a construction agreement with a third-party vendor for the construction of the Company's paint and finishing facility. The cost of the facility will be approximately $7.5 million. The Company paid 20% of the cost upon execution of the agreement and is making progress payments during construction and a final payment upon completion of the facility.
Through October 3, 1998, the Company had made construction payments totaling $6.0 million under the construction agreement. Long-term financing of the paint and finishing facility and other equipment has been arranged with the State of Minnesota, through the Minnesota Agriculture and Economic Development Board, which provides for a $7.1 million loan for a portion of the cost of the paint and finishing facility and certain reserves. The loan proceeds are being held in escrow and will be available to the Company upon installation and acceptance of the paint and finishing facility and the purchase of certain manufacturing equipment and product tooling. The loan has a 10-year term with interest at an annual rate of 9.5% and is secured by the paint and finishing facility and certain of the Company's equipment.

In July 1998, the Company entered into a $6.1 million Industrial Development Revenue Bond (the "Bond"), which was facilitated by the Economic Development Authority of the City of Belle Plaine, Minnesota. The entire Bond was purchased by FINOVA Public Finance, Inc., a subsidiary of FINOVA Capital Corporation ("FINOVA"). The proceeds of the sale of the Bond, net of a $1.1 million debt service reserve, have been placed into an escrow account, and may be drawn for certain past and future equipment and product tooling purchases. During the three months ended October 3, 1998, the Company drew $2.3 million from the escrow account. The Bond is repayable over a seven and one-half year term, carries an interest rate of 10.4%, and is secured by certain factory equipment and product tooling. FINOVA also received a warrant to purchase 196,500 shares of common stock of the Company. The warrant may be exercised up to ten years from the date of issuance at an exercise price of $9.00 per share.

4.   ISSUANCE OF PREFERRED STOCK:

In September 1998, an institutional investor (the "Investor") purchased 10,000 shares of the Company's Series B Convertible Preferred Stock (the "Preferred Stock") for a gross purchase price of $10.0 million of which the Company received $9.3 million in net proceeds. The conversion price of the Preferred Stock is $7.47 and is fixed for the first twelve months. Thereafter, the conversion price may vary based upon the market price of the Company's common stock during the period immediately preceding conversion. The Investor also is committed to make an additional $3.0 million investment in the Company upon the achievement of certain market price goals and certain other conditions. In addition, warrants to purchase 340,000 of the Company's common stock were issued in connection with the Preferred Stock offering. The warrants have an exercise price of $8.4896 and expire five years from the date of the Preferred Stock offering.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company plans to manufacture, market and sell premium heavyweight cruiser and touring motorcycles with a brand that evokes an authentic American motorcycling heritage and lifestyle. The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the risk that full-scale operations may not occur. The Company does not anticipate having motorcycle sales until late
1998.   As a result of the operating expenses described below in "Results of
Operations," the Company's deficit accumulated during the development stage was $25.8 million at October 3, 1998. Historic spending levels are not indicative of anticipated future spending levels because the Company is in a period in which it will increase spending on product research and development, marketing and dealer network development, and staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before any material product sales are generated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 30, 1997

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $4,304,000 for the three months ended October 3, 1998 from $621,000 for the three months ended September 30, 1997. The increases were primarily due to staffing increases and increased product design and development costs, as well as expenses for developing prototypes and production intent motorcycles.

     MARKETING EXPENSES. Marketing expenses increased to $1,698,000 for the three months ended October 3, 1998 from $629,000 for the three months ended September 30, 1997. The increases were primarily due to staffing increases, increased advertising and promotion costs, attendance at various marketing events, and dealer network development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,249,000 for the three months ended October 3, 1998 from $506,000 for the three months ended September 30, 1997. The increases were primarily due to staffing increases and other general operating expenses.

     INTEREST INCOME. Interest income decreased to $240,000 for the three months ended October 3, 1998 from $298,000 for the three months ended September 30, 1997, due to decreased average levels of cash, cash equivalents and short-term investments held by the Company between periods.

     INTEREST EXPENSE. Interest expense increased to $471,000 for the three months ended October 3, 1998 from $6,000 for the three months ended September 30, 1997 due to increased borrowings under long-term debt and capital lease agreements.

NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 30, 1997

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $8,466,000 for the nine months ended October 3, 1998 from $1,533,000 for the nine months ended September 30, 1997. The increases were primarily due to staffing increases and increased product design and development costs, as well as expenses for developing prototypes and production intent motorcycles.

     MARKETING EXPENSES. Marketing expenses increased to $3,287,000 for the nine months ended October 3, 1998 from $1,292,000 for the nine months ended September 30, 1997. The increases were primarily due to staffing increases, increased advertising and promotion costs, attendance at various marketing events, and dealer network development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3,733,000 for the nine months ended October 3, 1998 from $1,171,000 for the nine months ended September 30, 1997. The increases were primarily due to staffing increases and other general operating expenses.

     INTEREST INCOME. Interest income increased to $908,000 for the nine months ended October 3, 1998 from $462,000 for the nine months ended September 30, 1997. The increase results from increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the net proceeds of the Company's initial public offering of its common stock, net proceeds of the Series B Convertible Preferred Stock offering, and the cash received from the FINOVA and Minnesota Agricultural and Economic Development Board loans. See "Liquidity and Capital Resources."

     INTEREST EXPENSE. Interest expense increased to $1,199,000 for the nine months ended October 3, 1998 from $9,000 for the nine months ended September 30, 1997 due to increased borrowings under long-term debt and capital lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investments of $10.0 million at October 3, 1998, as compared to $24.2 million at January 3, 1998. The decrease is due primarily to cash paid for research and development costs (including pre-production manufacturing and completion of the design, engineering and testing of the Super X);

sales and marketing costs (including increased marketing activity prior to the commercial introduction of the Super X and dealer network development); capital expenditures (including completing and equipping the manufacturing and administrative facility, acquiring tooling and motorcycle components and supplies); and general and administrative costs. Such decrease was offset by the net proceeds received from the Series B Convertible Preferred Stock offering and the funds drawn from the FINOVA escrow account. Based upon its current estimates, the Company believes that its available cash resources, including the net proceeds from the Series B Convertible Preferred Stock offering, as well as the proceeds to be drawn from the escrow account from the Minnesota Agricultural and Economic Development Board and from the Taxable Industrial Development Revenue Bond purchased by FINOVA Public
Finance, Inc., a subsidiary of FINOVA Capital Corporation ("FINOVA") (see below), will be sufficient to fund the pre-production operations of the Company. However, the Company may require additional working capital financing prior to commencement of production. Upon commencement of production, the Company will need to obtain substantial additional amounts of fixed asset, inventory, and working capital financing. However, if sufficient fixed asset and/or working capital financing is not available, the Company will have to look to other means of financing. In addition, if the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, unanticipated delays in drawing funds held in escrow from the Minnesota Department of Trade and Economic Development or FINOVA financings, the unavailability of fixed asset, inventory, and working capital financing, or other unanticipated events, then the Company may need additional equity or debt financing prior to or shortly after commencement of production of the Super X.

     In July 1998, the Company issued a $6.1 million Taxable Industrial Development Revenue Bond (the "Bond"), through the Economic Development Authority of the City of Belle Plaine, Minnesota. The entire Bond was purchased by FINOVA. The proceeds of the sale of the Bond, net of a $1.1 million debt service reserve, have been placed into an escrow account, and may be drawn for certain past and future equipment and product tooling purchases. During the three months ended October 3, 1998, the Company completed a $2.3 million draw from the escrow account. The Bond is repayable over a seven and one-half year term, carries an interest rate of 10.4%, and is secured by certain factory equipment and product tooling. FINOVA also received a warrant to purchase 196,500 shares of common stock of the Company. The warrant may be exercised up to ten years from the date of issuance at an exercise price of $9.00 per share.

     In September 1998, an institutional investor (the "Investor") purchased 10,000 shares of the Company's Series B Convertible Preferred Stock (the "Preferred Stock") for a gross purchase price of $10.0 million of which the Company received $9.3 million in net proceeds. The conversion price of the Preferred Stock is $7.47 and is fixed for the first twelve months. Thereafter, the conversion price may vary based upon the market price of the Company's common stock during the period immediately preceding conversion. The Investor also is committed to make an additional $3.0 million investment in the Company upon the achievement of certain market price goals and certain other conditions. In addition, warrants to purchase 340,000 of the Company's common stock were issued in connection with the Preferred Stock offering. The warrants have an exercise price of $8.4896 and expire five years from the date of the Preferred Stock offering.


YEAR 2000 ISSUE

     The Company has assessed the impact of year 2000 on the Company's significant internal systems and software, which include information technology
(IT) and non-IT, or embedded technology, systems. The Company believes that its internal systems and software are year 2000 compliant. The Company's internal year 2000 assessment is based in large part on the acquisition of substantially all of the Company's internal systems and software which began in 1997 and is expected to be completed in 1999. The Company also has initiated discussions with its significant vendors to ensure that those parties have appropriate plans to remediate year 2000 issues. The Company is assessing the extent to which its operations are vulnerable should those vendors fail to properly remediate their computer systems. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, the Company anticipates there will be others who will be able to deliver similar goods within a reasonable period of time.

     The Company's year 2000 initiative is being completed by a team of internal staff with the assistance of outside advisors. The team's mission is to ensure that there is no material adverse effect on the Company's business operations. The Company is well under way with its efforts, which are scheduled to be completed in 1999. While the Company believes its efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies will be converted on a timely basis and will not have a material adverse effect on the Company. The cost of the year 2000 initiatives are not considered material by the Company.


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

- THE COMPANY PLANS TO MANUFACTURE, MARKET AND SELL PREMIUM HEAVYWEIGHT CRUISER AND TOURING MOTORCYCLES WITH A BRAND THAT EVOKES AN AUTHENTIC AMERICAN MOTORCYCLING HERITAGE AND LIFESTYLE -- The Company has not had sales to date and does not anticipate motorcycle sales until late 1998. As of October 3, 1998, the Company had an accumulated deficit of $25.8 million. The Company expects operating losses to increase as its product development, marketing and sales, manufacturing and administrative functions expand prior to and during the initial stage of motorcycle sales. There can be no assurance that the Company will generate motorcycle sales or become profitable.

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

     Sales of the Super X and any additional motorcycles the Company may produce are dependent on the Company establishing a dealer network. The Company has executed agreements with 82 dealers as of October 3, 1998. The Company may need to attract additional dealers to sell its brand of products by convincing such dealers that the Company's products will be a successful and profitable line. In addition, the Company will be required to support its dealers through, among other things, making floor plan financing available through third parties, providing continuing education about the Company's brand of products, supplying parts and accessories, and training repair personnel. The Company does not have any history in such dealer support. If the Company is unable to establish and support an adequate dealer network, sales and distribution of the Company's products will be adversely affected.

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

- BASED UPON ITS CURRENT ESTIMATES, THE COMPANY BELIEVES THAT ITS AVAILABLE CASH RESOURCES, INCLUDING THE NET PROCEEDS RECEIVED FROM THE SERIES B CONVERTIBLE PREFERRED STOCK OFFERING, AS WELL AS THE PROCEEDS RECEIVED FROM THE MINNESOTA DEPARTMENT OF TRADE AND ECONOMIC DEVELOPMENT AND FROM THE TAXABLE INDUSTRIAL DEVELOPMENT REVENUE BOND PURCHASED BY FINOVA, WILL BE SUFFICIENT TO FUND THE PRE-PRODUCTION OPERATIONS OF THE COMPANY--If the Company's estimates of the amount of financing needed to commence production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources, unanticipated delays in drawing funds held in escrow from the Minnesota Agricultural and Economic Development Board or FINOVA financings, the unavailability of inventory and working capital financing, or other unanticipated events, then the Company may need additional equity or debt financing prior to or shortly after commencement of production of the Super X. There can be no assurance that the Company will be able to obtain such financing or that such financing will be available on terms favorable to the Company.

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

- IF CERTAIN VENDORS ARE UNABLE TO DELIVER PRODUCT ON A TIMELY BASIS, DUE TO THEIR OWN YEAR 2000 ISSUES, THE COMPANY ANTICIPATES THERE WILL BE OTHERS WHO WILL BE ABLE TO DELIVER SIMILAR GOODS WITHIN A REASONABLE PERIOD OF TIME--The Company's belief that it will be able to obtain goods from other vendors is based upon the number of vendors currently sypplying various products that the Company requires for production, which number could change prior to the year 2000. If certain vendors for a particular product are unable to supply such product because of year 2000 problems, other vendors who supply such product may not be able to meet the increased demand for such product from all customers, which could cause an interuption in the Company's production. Due to the complex nature of the year 2000 problem, it is even possible that all vendors for a particular item could have year 2000 compliance problems and be unable to supply goods to the Company, which would materially affect the Company's ability to continue production until such product could be obtained.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

                              PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          In September 1998, the Company issued 10,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under Section 4(2) to a single institutional investor. The aggregate purchase price for the Preferred Stock was $10.0 million, with net proceeds to the Company of $9.3 million. Shoreline Pacific Advisors acted as placement agent for the Company in the transaction and received $500,000 in cash compensation and a warrant to purchase 90,000 shares of the Company's common stock. The transaction, and the conversion feature of the Preferred Stock, is described in Part I of the Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For additional terms of the Preferred Stock, see the Company's Amended Statement of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, incorporated by reference in Exhibit 4.3 to this Quarterly Report on Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of the Shareholders of the Company was held on July 25, 1998. At such meeting, the following matters were voted on:

          1. The five individuals listed below were elected to the Company's Board of Directors, with each receiving the number of shares set forth opposite his name.

               a.   Daniel L. Hanlon  12,013,423 for nominee and 33,619 withheld
               b.   David P. Hanlon   12,011,423 for nominee and 35,619 withheld
               c.   John B. Donahue   12,008,470 for nominee and 38,572 withheld
               d.   Wayne M. Fortun   12,010,315 for nominee and 36,727 withheld
               e.   David R. Pomije   11,993,018 for nominee and 54,024 withheld

          2. An Amendment to the Company's Articles of Incorporation increasing the authorized capital stock to 32,000,000 shares was approved with 7,823,822 votes cast for the motion, 996,518 votes cast against the motion, 58,273 votes abstaining and 3,168,429 broker non-votes.

          3. The Company's Amended and Restated 1995 Stock Plan was approved with 8,418,724 votes cast for the motion, 259,958 votes cast against the motion, 125,113 votes abstaining and 3,243,547 broker non-votes.

          4. The Company's Team Stock Purchase Plan was approved with 8,496,928 votes cast for the motion, 193,297 votes cast against the motion, 114,200 votes abstaining and 3,242,617 broker non-votes.

          5. The appointment of Arthur Andersen LLP as independent public accountants of the Company for the 1998 fiscal year was ratified with 11,971,541 votes cast for the motion, 30,944 votes cast against the motion, 44,557 votes abstaining and no broker non-votes.

          For further information respecting all such matters reference is made to the Company's definitive proxy statement dated June 27, 1998 (File No. 000-22765).


ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1998:


Exhibit                            Description
-------                            -----------
  3.1     Restated Articles of Incorporation of Company, as Amended.(1)
  3.3     By-Laws of the Company.(2)
  4.1     Securities Purchase Agreement dated as of September 3, 1998, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the
          Buyers listed therein.(7)
  4.2     Registration Rights Agreement dated as of September 3, 1998, by and between Excelsior-Henderson Motorcycle Manufacturing Company and the
          Buyers listed therein.(7)
  4.3     Amended Statement of Designation of Rights, Preferences and
          Limitations of Series B Convertible Preferred Stock as filed with the
          Secretary of State of the State of Minnesota on September 3, 1998.(7)
  4.4     Form of Common Stock Purchase Warrant Certificate dated September 3,
          1998.(7)
 10.4     Contract for Private Development by and among City of Belle Plaine,
          Minnesota and Belle Plaine Economic Development Authority Belle
          Plaine, Minnesota and the Company dated as of December 31, 1996.(3)
 10.5     Assignment, Assumption and Amendment of Development Contract by and
          among the City of Belle Plaine, Minnesota, Belle Plaine Economic
          Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle
          Plaine, LLC dated April 21, 1997.(4)
 10.6     Lease Agreement between Ryan Belle Plaine, LLC and the Company dated
          April 21, 1997.(4)
 10.7     Construction Agreement by and between Ryan Belle Plaine, LLC and the
          Company dated April 21, 1997.(4)
 10.8     Guaranty by Ryan Companies US, Inc. in favor of the Company dated
          April 21, 1997.(4)
 10.9     Amended and Restated 1995 Stock Option Plan.(5)
 10.11    Form of Employee Agreement.(5)
 27.1     Financial Data Schedule

          Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

----------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 23, 1997 (Registration No. 333-27789).
(2) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 23, 1996 (Registration No. 333-05060C).
(3) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-22765).
(4) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 000-22765).
(5) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 27, 1997 (the Registration No. 333-27789).
(7) Incorporated by reference to the like numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 18, 1998 (File No. 000-22765).

(b)  REPORTS ON FORM 8-K

     During the three months ended October 3, 1998, the Company filed the following Current Reports on Form 8-K for events occurring on the indicated dates: (i) on July 31, 1998, for the purpose of announcing that the registrant had closed on a $6.1 million Industrial Development Revenue Bond; and (ii) on September 3, 1998, for the purpose of announcing that the registrant had sold and issued 10,000 shares of Series B Convertible Preferred Stock at a purchase price of $1,000 per share.

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



                                   EXCELSIOR-HENDERSON MOTORCYCLE
                                     MANUFACTURING COMPANY


DATE:    November 16, 1998         By: /s/ Thomas M. Rootness
                                       -----------------------------------------
                                       Thomas M. Rootness,
                                        Senior Vice President of Finance
                                        and Administration and Chief
                                        Financial Officer
                                        (Duly authorized officer and Principal
                                        Financial Officer)

                                  INDEX TO EXHIBITS


Exhibit                            Description                                                                  Page
-------                            -----------                                                                  ----
   3.1      Restated Articles of Incorporation of Company. . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
   3.3      By-Laws of the Company.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
   4.1      Securities Purchase Agreement dated as of September 3, 1998, by and among
            Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.. . .  Incorporated by Reference
   4.2      Registration Rights Agreement dated as of September 3, 1998, by and among
            Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein . . .  Incorporated by Reference
   4.3      Amended Statement of Designation of Rights, Preferences and Limitations of
            Series B Convertible Preferred Stock as filed with the Secretary of State of the
            State of Minnesota filed on September 3, 1998. . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
   4.4      Form of Common Stock Purchase Warrant Certificate dated September 3, 1998. . . . . . . .  Incorporated by Reference
  10.4      Contract for Private Development by and among City of Belle Plaine,
            Minnesota and Belle Plaine Economic Development Authority, Belle
            Plaine, Minnesota and the Company dated as of December 31, 1996. . . . . . . . . . . . .  Incorporated by Reference
  10.5      Assignment, Assumption and Amendment of Development Contract by and
            among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority,
            Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC
            dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
  10.6      Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
  10.7      Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
  10.8      Guaranty by Ryan Companies US, Inc. in favor of the Company dated April 21, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
  10.9      Amended and Restated 1995 Stock Option Plan. . . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
  10.11     Form of Employee Agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Incorporated by Reference
  27.1      Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Filed Electronically