Form 10-K
period 1999-01-02
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1999-04-02
CIK 1017904

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended January 2, 1999
                                      or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

                       Commission file number 000-22765

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Minnesota                                41-1771946
         -------------------------------                ------------------
         (State or other jurisdiction of                  (I.R.S. employer
         incorporation or organization)                 identification no.)

                805 Hanlon Drive
             Belle Plaine, Minnesota                           56011
    ----------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:       (612) 873-7000
                                                          --------------

     Securities registered under Section 12(b) of the Act: None
     Securities registered under Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         ----------------------------
                             (Title of each class)
                   ----------------------------------------

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  /X/          No  /_/

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

         The aggregate market value of the common equity held by non-affiliates of the registrant as of March 2, 1999 was $91,157,852, based on a closing price of $9.03125 per share as reported on the Nasdaq National Market on such date.

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 13,505,752 shares issued and outstanding as of March 2, 1999.

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

                                    PART I

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

ITEM 1.  BUSINESS

         The Company, which was incorporated in Minnesota in 1993, manufactures, markets and sells premium heavyweight cruiser motorcycles with a brand that evokes an authentic American motorcycling heritage and lifestyle. The Company's motorcycle products feature current technology but also reflect the distinctive designs, styling and names reminiscent of the motorcycles produced in the early part of this century by Excelsior Supply Company under the brand names Excelsior and Henderson. The Company's initial motorcycle is a heavyweight cruiser named the Excelsior-Henderson Super X. On December 30, 1998, the Company's "Road Crew" produced Super X motorcycle number 000001. This first Super X was then placed next to the 1931 Super X in the Company's heritage museum at its corporate headquarters. On January 30, 1999, the Company produced and shipped its first revenue Super X.

         In 1993, Co-Founders Dan, Dave and Jennie Hanlon developed a business plan to pursue a market opportunity they believed existed in the heavyweight motorcycle market. They believed that purchasers of heavyweight motorcycles wanted an authentic American alternative to the existing motorcycles in the market. After researching the market, they believed that the combination of Excelsior Supply's status as one of the original Big Three motorcycle manufacturers, available brand name and rich heritage would serve as an excellent marketing brand and as a design inspiration for the heavyweight motorcycles they planned to introduce. The Company was founded on the strategy to establish itself within the motorcycle industry by marketing a brand that is based on the authentic American motorcycling heritage of Excelsior Supply and Henderson and to offer products and accessories that represent distinct proprietary alternatives to the existing products and accessories existing in the market. To achieve such strategy, the Company has been developing its products, engaging in marketing activities, developing its dealer network, equipping its manufacturing facility, securing its trademarks, hiring its management team and its engineering, manufacturing and other personnel, and raising capital. The Company is currently transitioning from the development stage to an operating company.

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

         Founded as a bicycle supply company in Chicago in 1876, Excelsior Supply was owned by bicycle producer Ignatz Schwinn from 1911 until it ceased production. The Company secured Excelsior Supply's available brand names beginning in 1993. Excelsior Supply produced, among others, a Big X motorcycle and a Super X motorcycle, featuring large "X-twin" engines. In 1917, Excelsior Supply purchased the Henderson Motorcycle Company and continued to manufacture a Henderson DeLuxe Four, which featured an inline four cylinder engine.

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

         In 1929, Excelsior Supply restyled its Super X and Henderson DeLuxe Four motorcycles into its "Streamline" product line. Several motorcycle historians have cited these "Streamline" models as among the originators of the classic American heavyweight motorcycle style. For the 1929 to 1931 Super X Streamline models, this classic style included a large displacement "X-twin" engine, a teardrop shaped split fuel tank, full valanced fenders, a curved front frame that followed the contour of the front fender, a low slung seat in which the rider sat into the bike, a leading link front suspension with fork tubes that passed through the front fender, a tank-mounted instrument panel, balloon tires and premium single and two-tone paint finishes.

PRODUCTS

         The Company currently produces one premium heavyweight cruiser motorcycle, the Super X. The Company completed the development and testing of the Super X for initial production and produced the first Commemorative Super X from its production line in December 1998. The first Super X was placed in the Company's heritage museum. The Company shipped its first revenue Super X in January 1999 and will continue to ramp up production of the Super X. The Company intends to expand its product line in the future by developing additional models of motorcycles with classic American heavyweight styling. In addition, the Company will sell a variety of accessory parts through its dealers for customization of its motorcycles. The Company will also sell individual replacement parts for its motorcycles. Finally, the Company sells a wide variety of apparel such as hats, shirts and jackets to build brand image and support the lifestyle of American motorcycling.

         The Super X is a new proprietary motorcycle featuring modern engineering and performance and a design inspired by the classic American heavyweight styling features of the original Excelsior Supply Super X. The Super X includes a proprietary large displacement "X-Twin" engine that produces a distinctive sound; a sleekly styled, teardrop shaped fuel tank; full valanced fenders; a curved front frame that follows the contour of the front fender; a low slung seat; a leading link front suspension with fork tubes that pass through the front fender; a tank-mounted instrument panel; wide profile tires; and modern, high gloss, single and two-tone paint finishes. The Super X also incorporates a proprietary transmission, an electronic fuel injection system and computer controlled-engine management system. For the 1999 model year, the Super X has a limited twelve-month/unlimited mileage warranty.

         The 1999 model year Super X has the following specifications:

     Wheelbase              62.9 Inches
     Length                 92.5 Inches
     Dry Weight             647 lbs.
     Seat Height            26.5 Inches
     Bore X Stroke          3.66 X 4.02 Inches
     Engine Size            85 Cubic Inches (1386cc)
     Engine Design          50DEG."X-Twin"
     Engine Cooling         Air and Oil
     Fuel System            Port Sequential, Closed Loop Fuel Injection
     Valves                 4 Valves Per Cylinder, Dual Overhead Cams Per Cylinder
     Frame                  Double Wishbone Frame, Full Travel Suspension and Leading Link Front End
     Transmission           5 Speed, Constant Mesh

INDUSTRY AND MARKET

         The heavyweight motorcycle category consists of motorcycles with an engine displacement of 651cc or greater. Within the heavyweight category, there are four types of motorcycles: (i) STANDARD, which emphasize simplicity and cost; (ii) PERFORMANCE, which emphasize handling and speed; (iii) TOURING, which emphasize comfort and amenities for long-distance travel; and
(iv) CRUISER, which feature the distinctive styling of classic American motorcycles built during the early years of the motorcycling industry and are designed to facilitate customization by individual owners. Touring and cruiser motorcycles are the only types of heavyweight motorcycles that the Company plans to design and market. According to statistics in Harley-Davidson's public reports, in 1998, touring and cruiser models represented approximately 79% of retail unit sales in the U.S. heavyweight market. Heavyweight motorcycles, in turn, represented approximately half of retail motorcycle unit sales in the overall United States market in 1998. U.S. registrations of new heavyweight motorcycles increased in 1998 by approximately 19% (to 227,000 units) over 1997 registrations.

         As recreational products, the Company's motorcycles and related products are in a growing consumer market. According to U.S. Government reports, from 1992 through 1995 spending on recreational products grew at over five percent per year and from 1994 through 1997 grew at three times the rate of overall consumer spending. Based on industry information, the Company believes that the typical customer for heavyweight American touring and cruiser motorcycles is a male between the ages of 35 and 65, with a household income of approximately $65,000. These customers are generally experienced motorcycle riders who purchase motorcycles for recreational purposes rather than for transportation. According to estimates of the U.S. Census Bureau, the number of Americans that will fall into the targeted age bracket is projected to increase by approximately 9.2% from 1999 to 2005 and by approximately 13.1% from 1999 to 2010. The 35 to 65 year old age group also leads all age groups in annual spending per consumer on recreational products and generally has greater disposable income than other age groups.

         The Company believes that customers in its target market are seeking motorcycles and related products with a brand image associated with an authentic classic American motorcycling heritage and lifestyle. The Company also believes that such customers purchase motorcycles based on a number of other factors including styling, quality, reliability and product features.

MARKETING

         Since inception, the Company's marketing goal has been to re-establish the legacy of the Excelsior and Henderson brands in the motorcycling community and build demand for the Company's brand of motorcycle products. The Company's marketing strategy is to establish its brand through reintroduction of the heritage of the Excelsior and Henderson brands and to create opportunities for the public to experience such heritage.

         To introduce the production intent Super X to the motorcycling public and further establish the Company's brand, the Company implemented a marketing campaign for the August 1998 Sturgis Rally and Races in Sturgis, South Dakota, which included a parade of the production intent Super X motorcycles down Main Street. The Company also implemented a marketing campaign at the 1998 Daytona Beach Bike Week.

         In 1999, the Company opened Daytona Bike Week with its third Annual Excelsior-Henderson Motorcycle Parade. In addition, for the first time bikers were able to take a demonstration ride on a 1999 Super X at Daytona Bike Week, with approximately 1,000 bikers participating in such demonstration rides. The Company also plans to conduct demonstration rides of the Super X during 1999 at the Sturgis Rally and Races, the Laughlin River Run in Laughlin, Nevada, the Laconia Motorcycle Rally and Race Week in Laconia, New Hampshire, Biktoberfest in Daytona Beach, Florida, the Company's 1999 Annual Shareholders Meeting and Biker Barbecue at the Company's headquarters in Belle Plaine, Minnesota, and at other events. The Company intends to increase its other marketing efforts during 1999, including holding dealer promotional events (including demonstration rides), attending additional rallies, consumer events and trade shows and advertising in trade and consumer publications.

         To create a strong brand identity for its motorcycles and related products and to establish the authenticity of the Company's brand, the Company is fostering among consumers and dealers a culture and lifestyle that are reminiscent of the classic American motorcycling heritage. Such heritage refers to the "soul" of the traditional American motorcycling experience, fostered by motorcycle events, motorcyclists and media, which associates riding motorcycles with individuality and freedom. Owner customization of motorcycles is also an important part of this heritage, and the Company has designed the Super X, and intends to design future motorcycles, to facilitate individual customization by owners and to make custom parts and accessories available to owners. In addition, the Company intends to sponsor and promote a motorcycle owners' group, rallies and a magazine for owners and enthusiasts. The Company also sells a wide variety of apparel products with its logos such as hats, shirts and jackets and intends to license certain of its trademarks on a broad range of consumer items to increase public exposure and familiarization with its brand and products.

DISTRIBUTION

         The Company distributes its products through a nationwide network of independent dealers. In 1998, the Company completed selecting its initial dealer network and as of March 19, 1999, the Company had 86 dealers. The Company expects to add dealers as its production increases during 1999 and beyond. The Company's initial dealer network formation culminated with the Company's first Excelsior-Henderson Authorized Dealer Brand Meetings held during January and February 1999. Over 80 of the Company's dealers attended the meetings at the Company's headquarters.

         The Company has selected dealers who the Company believes have an established reputation for excellence, professional appearance, profitable operations, a sales floor sufficient to display the Company's motorcycles and related products, the ability to maintain adequate inventories of motorcycles, parts, supplies and other merchandise, a knowledgeable sales staff, the ability to provide full-service maintenance and who can add value by promoting lifestyle motorcycle products and events (E.G., customized after-market parts, motorcycle apparel and accessories, customer appreciation and promotional events, rallies, etc.). The Company will provide support for its dealers and customers by maintaining adequate quantities of repair parts and accessories, training service technicians and providing warranty coverage.

MANUFACTURING

         In 1998, the Company completed the equipping of its manufacturing facility for initial production, obtained the tooling necessary for initial production, commenced hiring its first production assembly employees, and began establishing its production components and parts supply flow. The Company also tested its manufacturing facility, commenced the operation of its integrated manufacturing and accounting software system, and produced the first production Super X. The Company began the ramp up of production of the Super X in January 1999. The manufacturing operations consist of three main manufacturing processes: welding, painting and assembly.

WELDING. The welding area consists of robotic welding cells and ancillary equipment, which manufactures the frame, swing cage, and rigid front fork assembly. The resulting accuracy and consistency from using robotics ease the task of assembling motorcycles in volume. Components completed in the welding area are fed directly into the paint area.

PAINTING. The paint area has been built to the highest industry standards. The Company believes that a high quality finish is extremely important in marketing its motorcycles, and, therefore, performs all facets of the paint finish work in-house. The paint area has a comprehensive range of processes to ensure the corrosion resistance and surface durability required for the major cosmetic components of the Company's motorcycles. From the paint area, components are fed directly into the assembly area.

ASSEMBLY. The assembly area is equipped with a moving assembly track. In this area, the engine and transmission unit are assembled and tested. After the powertrain has been successfully tested, it is transferred to the chassis section. The whole motorcycle is then assembled as the powertrain is built into the chassis. Once assembled, the motorcycle is subjected to a final test and is then packed and shipped.

         The Company assembles its motorcycles using proprietary and non-proprietary components. The Company is obtaining the components primarily from original equipment suppliers. The Company strives to engage original equipment suppliers who have established records of producing reliable products for the motorcycle industry in a timely manner and will constantly review such vendors to ensure strict quality control.

         The Company's facility has been designed to have a production capacity of up to 20,000 motorcycles per year before on-site expansion is necessary. The facility has been designed to provide an optimum production environment for the Company's team members (the "Road Crew") through the use of natural lighting and climate-controlled heating and air conditioning. The Company believes that such an environment will help optimize employee productivity.

COMPETITION

         In the U.S. heavyweight motorcycle market, Harley-Davidson, Honda, Suzuki, Kawasaki and Yamaha have the largest market share. Other manufacturers of heavyweight motorcycles include BMW, Ducati, Moto Guzzi, and Triumph. The Company's primary competitor in the U.S. heavyweight market is expected to be Harley-Davidson, which has been the only significant American heavyweight cruiser and touring motorcycle manufacturer since 1953. According to its public reports, in 1998, Harley-Davidson reported an approximate 49% market share of U.S. and a 25% market share of worldwide (including U.S.) new heavyweight motorcycle registrations, representing approximately $1.6 billion in worldwide (including U.S.) motorcycle revenue. Trade publications and dealers have reported that there are substantial waiting lists at the dealers for certain models of Harley-Davidson motorcycles. In response to demand for its products, Harley-Davidson has tripled its production capabilities over the past decade and forecasts doubling its 1995 production capacity by the year 2003. Several of the major foreign manufacturers compete against Harley-Davidson in the domestic market by selling motorcycles with a "nostalgic" American design. Due to recent growth in the market for heavyweight motorcycles, the Company expects that other manufacturers will attempt to enter the market. In addition, a number of other companies build and sell motorcycles from non-proprietary parts, commonly referred to as "kit bikes" or "clones".

         The U.S. and worldwide heavyweight motorcycle markets are highly competitive and all of the Company's existing major competitors have resources that are substantially greater than those of the Company, have larger overall sales volumes and are more diversified than the Company.

INTELLECTUAL PROPERTY RIGHTS

         The Company believes that it has the exclusive right to use the trademarks "Excelsior-Henderson," "Super X" and "X-Twin", among others, and certain related word and design trademarks in the United States in connection with the manufacture and sale of motorcycles and related structural parts. In addition, the Company believes that it has the right to use certain of these marks on ancillary merchandise and apparel. The Company believes that it has obtained common law rights through the use of these marks on its motorcycles and ancillary merchandise and apparel that are independent of the United States Patent and Trademark Office ("USPTO") registration process. In addition, the Company has obtained registrations or notices of allowance for a number of these marks ("Excelsior", "Henderson", "Super X" and "X-Twin") for use on motorcycles and has applications pending approval in the USPTO on other marks.

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

         The Company currently owns one design patent and has filed additional utility and design patents in connection with the Super X motorcycle. At appropriate points in the design and development process, the Company may file additional patent applications with the USPTO to cover certain features or aspects of its products.

         The Company intends to diligently police its trademark, copyright and patent rights throughout the world. There are no claims of infringement against the Company and the Company is not and has not been involved in any court proceedings regarding its intellectual property rights. From time to time, the Company has been involved in INTER PARTES opposition proceedings in the USPTO to protect its trademark rights. All such proceedings have been resolved to the Company's satisfaction, and there are no material proceedings pending.

GOVERNMENT REGULATION

         Commercial sales of the Company's motorcycles depend upon compliance with certain government regulations and the Company is designing its motorcycles to comply with such regulations. The Company's motorcycles are subject to the emissions and noise standards of the U.S. Environmental Protection Agency ("EPA") and the more stringent emissions standards of the State of California Air Resources Board ("CARB"). In early 1999, the Company received approval from the EPA and CARB to sell the Super X motorcycle. The Company's motorcycles also are subject to the National Traffic and Motor Vehicle Safety Act and the rules promulgated thereunder by the National Highway Traffic Safety Administration. Furthermore, the European Union and other foreign governmental entities have regulations to which the Company's motorcycles will be subject. Finally, federal, state and local authorities have adopted various standards relating to air, water and noise pollution that will affect the Company's manufacturing operations. The Company believes that its facilities comply with all such regulations and standards. The potential delays and costs that could result from obtaining such additional regulatory approvals and complying with, or failing to comply with, such regulations could adversely affect operating results.

EMPLOYEES

         As of March 19, 1999, the Company had 180 full-time employees, of whom 124 work in engineering and manufacturing. The Company is not subject to any collective bargaining agreement. The Company anticipates adding supervisory, engineering and manufacturing, marketing and administrative staff as the Company continues to transition from the development stage to an operating company.

ITEM 2.  PROPERTIES

         The Company leases a 160,000 square foot manufacturing and administrative facility in Belle Plaine, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market under the symbol BIGX. The following table sets forth, for the fiscal quarters indicated, a summary of the high and low closing prices of the Common Stock as reported by the Nasdaq National Market.

                                               High         Low
                                              ------      ------
Year Ended January 2, 1999
--------------------------
First Quarter...............................  $6.00       $5.188
Second Quarter..............................  $8.375      $5.50
Third Quarter...............................  $9.75       $6.375
Fourth Quarter..............................  $9.25       $6.25

Year Ended January 3, 1998
--------------------------
Third Quarter (from 7/24/97)................  $9.00       $5.625
Fourth Quarter..............................  $7.75       $4.50

         As of March 1, 1999, the Company had 1,305 shareholders of record and approximately 16,000 beneficial holders of its Common Stock.

         The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The statement of operations data for the years ended December 31, 1996 (Fiscal 1996), January 3, 1998 (Fiscal 1997) and January 2, 1999 (Fiscal 1998) and cumulative for the period from inception (December 22, 1993) to January 2, 1999, and the balance sheet data as of January 3, 1998 and January 2, 1999 are derived from and are qualified by reference to, and should be read in conjunction with the more detailed Financial Statements of the Company and the Notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants, whose report is included elsewhere in this Annual Report on Form 10-K, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows this section. The statement of operations data for the years ended December 31, 1994 and 1995 and the balance sheet data as of December 31, 1994, 1995 and 1996 are derived from audited financial statements not included in this Annual Report on Form 10-K.


                                                                                                                     CUMULATIVE FOR
                                                                                                                       THE PERIOD
                                                                                                                          FROM
                                                                                                                       INCEPTION
                                                YEAR ENDED DECEMBER 31,             YEAR ENDED       YEAR ENDED      (DECEMBER 22,
                                    -------------------------------------------     JANUARY 3,       JANUARY 2,        1993) TO
                                        1994            1995            1996           1998             1999        JANUARY 2, 1999
                                    -----------     -----------     -----------     -----------    -------------    ----------------
STATEMENT OF OPERATIONS DATA:
Preoperating Expenses:
   Research and development ......  $   110,082     $   702,345     $ 1,271,276     $ 2,648,964     $ 14,907,976     $ 19,640,643
   Marketing .....................       32,133         106,974         694,239       1,673,680        3,797,185        6,304,211
   General and administrative ....      241,630         460,793         716,154       2,180,848        4,559,639        8,160,239
                                    -----------     -----------     -----------     -----------    -------------    -------------
     Total preoperating expenses..      383,845       1,270,112       2,681,669       6,503,492       23,264,800       34,105,093
Interest Income ..................            -          43,522         174,226         810,058        1,108,997        2,136,803
Interest Expense .................       (5,346)         (7,301)         (4,088)       (179,297)      (1,753,502)      (1,949,534)
                                    -----------     -----------     -----------     -----------    -------------    -------------
Net Loss .........................  $  (389,191)    $(1,233,891)    $(2,511,531)    $(5,872,731)    $(23,909,305)    $(33,917,824)
                                    -----------     -----------     -----------     -----------    -------------    -------------
                                    -----------     -----------     -----------     -----------    -------------    -------------
Basic and diluted net
   loss per share(1) .............  $      (.11)    $      (.25)    $      (.43)    $      (.65)    $      (1.83)    $      (4.66)
                                    -----------     -----------     -----------     -----------    -------------    -------------
                                    -----------     -----------     -----------     -----------    -------------    -------------
Basic and diluted weighted
   average shares outstanding(1)..    3,529,417       4,989,058       5,859,977       9,073,839       13,048,708        7,281,142
                                    -----------     -----------     -----------     -----------    -------------    -------------
                                    -----------     -----------     -----------     -----------    -------------    -------------

                                                              DECEMBER 31,
                                               -------------------------------------------         JANUARY 3,          JANUARY 2,
                                                 1994            1995             1996                1998                1999
                                               --------       ----------       -----------         -----------        -----------
BALANCE SHEET DATA:
Working capital (deficit)..............        $188,025       $1,550,914       $ 9,038,639         $21,104,052        $(3,117,625)
Total assets...........................         373,926        1,882,588        10,023,400          48,185,467         47,988,132
Current maturities of long-term debt...          25,015           24,351            70,086             675,372            919,533
Long-term debt.........................               -                -                 -          13,738,615         20,569,409
Total stockholders' equity.............         254,123        1,728,858         9,631,327          31,188,216         17,196,934

-------------------------------------------------------------------------------
 (1) See Note 2 to Financial Statements for determination of weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company manufactures, markets and sells premium heavyweight cruiser motorcycles. The Company is currently transitioning from the development stage to an operating company and its operations are subject to all of the risks inherent in the establishment of a new business enterprise. Primarily as a result of the operating expenses described below in "Results of Operations," the Company's deficit accumulated during the development stage was $33.9 million at January 2, 1999. Historic spending levels are not indicative of anticipated future spending levels, as the Company enters the period of transition from development stage to an operating company. During such transition, the Company believes that its expenses will increase and that it will incur significant additional losses before cash generated from sales will fund the Company's operations.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $14.9 million in Fiscal 1998 from $2.6 million in Fiscal 1997. The increase was primarily due to staffing increases, increased product design and development costs, developing and testing of prototype and production intent motorcycles, and the costs incurred to establish the Company's manufacturing capabilities. Included within research and development expenses is a provision of $2.0 million to write down inventory on hand and to reserve for inventory purchase commitments in excess of the estimated net realizable value as of January 2, 1999.

MARKETING EXPENSES. Marketing expenses increased to $3.8 million in Fiscal 1998 from $1.7 million in Fiscal 1997. The increase was primarily due to staffing increases, increased advertising and promotion costs, increased participation at various marketing events and dealer network development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.6 million in Fiscal 1998 from $2.2 million in Fiscal 1997. The increase was primarily due to staffing increases and increases in general operating expenses due to Company growth.

INTEREST INCOME. Interest income increased to $1.1 million in Fiscal 1998 from $810,000 in Fiscal 1997. The increase results from increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the net proceeds of the Company's initial public offering of its common stock, net proceeds of the Series B Convertible Preferred Stock offering, and the cash received from the FINOVA Capital Corporation ("FINOVA") and Minnesota Agricultural and Economic Development Board loans. See "Liquidity and Capital Resources."

INTEREST EXPENSE. Interest expense increased to $1.8 million in Fiscal 1998 from $180,000 in Fiscal 1997 due to increased average levels of debt outstanding. See "Liquidity and Capital Resources."

FISCAL 1997 COMPARED TO FISCAL 1996

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.6 million in Fiscal 1997 from $1.3 million in Fiscal 1996. The increase was primarily due to staffing increases and increased product design and development costs, as well as expenses for developing prototypes.

MARKETING EXPENSES. Marketing expenses increased to $1.7 million in Fiscal 1997 from $690,000 in Fiscal 1996. The increase was primarily due to staffing increases, increased advertising and promotion costs, and increased dealer network development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.2 million in Fiscal 1997 from $720,000 in Fiscal 1996. The increase was primarily due to staffing increases and increases in other general operating expenses.

INTEREST INCOME. Interest income increased to $810,000 in Fiscal 1997 from $170,000 in Fiscal 1996. The increase generally reflects interest earned on increased average levels of cash, cash equivalents and short-term investments held by the Company resulting from the proceeds of the Company's initial public offering of its common stock in Fiscal 1997 and the proceeds of the sale of Series A Convertible Preferred Stock (which has converted into common stock in Fiscal 1997) during Fiscal 1996.

NET OPERATING LOSS CARRYFORWARDS

         As of January 2, 1999, the Company had net operating loss carryforwards of approximately $18.8 million for federal income tax purposes that are available to offset future taxable income through the year 2013. A valuation allowance equal to the full amount of the related deferred tax asset has been established due to the uncertainty of realization of the deferred tax asset. Certain restrictions, caused by a 1996 change in ownership resulting from sales of the Company's stock, will limit annual utilization of these net operating loss carryforwards. The portion of the net operating loss carryforwards subject to this limitation is approximately $2.6 million. The calculated annual limitation is approximately $600,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash, cash equivalents and short-term investments of $4.7 million at January 2, 1999, as compared to $24.2 million at January 3, 1998. The decrease is due primarily to cash paid for research and development costs (including pre-production manufacturing and completion of the design, engineering and testing of the Super X); sales and marketing costs (including increased marketing activity prior to the commercial introduction of the Super X and dealer network development); capital expenditures (including completing and equipping the manufacturing and administrative facility for initial production, acquiring tooling and motorcycle components and supplies); and general and administrative costs. Such decrease was offset by the net proceeds received from the funds drawn from the Minnesota Agriculture and Economic Development Board escrow account, the Series B Convertible Preferred Stock offering, the funds drawn from the FINOVA escrow account and the funds drawn from the Dakota Bank loan (see below).

        The Company anticipates that it will incur significant losses from operations during Fiscal 1999 due to the transition from the development stage to an operating company. As of March 19, 1999, the Company's currently available resources included cash and cash equivalents, available restricted cash (which includes the proceeds to be drawn from the Minnesota Agriculture and Economic Development Board and the proceeds to be drawn from the FINOVA
Bond) and remaining proceeds to be drawn from the Dakota Bank loan. The
Company believes that its existing resources and estimated cash from operations will not be sufficient to fund its cash requirements in Fiscal
1999. Accordingly, the Company will require significant additional debt and equity financing during Fiscal 1999. There can be no assurance that sufficient additional debt or equity financing will be available or, if available, will be on terms favorable to the Company or its shareholders.

         In addition, the Company's debt agreements contain certain restrictive covenants, among other requirements, relating to the Company's current ratio, tangible net worth, debt to net worth ratio and debt service coverage ratio. Except for the current ratio covenant, the Company was in compliance with all covenants as of January 2, 1999. The lenders have agreed to waive the current ratio covenant through January 1, 2000. If significant losses are incurred or additional funding is not obtained, the Company will not comply with other covenant ratios at various times in Fiscal 1999. Non-compliance could lead to an event of default in the agreements, in which case the lender(s) could demand repayment of the obligation(s).

MINNESOTA AGRICULTURE AND ECONOMIC DEVELOPMENT BOARD

         In Fiscal 1997, the Company received a $7.1 million loan from the Minnesota Agriculture and Economic Development Board for financing of certain of the Company's equipment and tooling. The loan proceeds were placed in escrow and may be drawn for certain equipment and tooling purchases. The loan has a ten-year term with annual interest of 9.5% and is secured by the equipment and tooling purchased. Subsequent to January 2, 1998, the Company received $2.6 million out of the escrow account. At March 19, 1999, approximately $350,000 remained available in the escrow account, leaving $1.1 million for a debt service reserve.

FINOVA BOND

         In Fiscal 1998, the Company issued a $6.1 million Taxable Industrial Development Revenue Bond through the Economic Development Authority of the City of Belle Plaine, Minnesota. The Bond was purchased by FINOVA. The proceeds of the sale of the Bond, net of a $1.1 million debt service reserve, were placed into an escrow account and may be drawn for certain past and future equipment and tooling purchases. The Bond is repayable over a seven and one-half year term, carries a stated interest rate of 10.4% and is secured by equipment and tooling. FINOVA also received a warrant to purchase 196,500 shares of common stock of the Company. The warrant may be exercised up to ten years from the date of issuance at an exercise price of $9.00 per share. Subsequent to January 2, 1998, the Company received $2.0 million out of the escrow account. At March 19, 1999, approximately $800,000 remained available in the escrow account, leaving $1.1 million for a debt service reserve.

ISSUANCE OF SERIES B AND SERIES C CONVERTIBLE PREFERRED STOCK

         In Fiscal 1998, an institutional investor (the "Investor") purchased 10,000 shares of the Company's Series B Convertible Preferred Stock ("Series B") for a gross purchase price of $10.0 million, from which the Company received $9.3 million in net proceeds. Subject to certain limited restrictions, the holder of the Series B may convert the Series B to common stock at any time. Until September 1999, the conversion price of the Series B is fixed. After September 1999, the conversion price will adjust based on a defined average market price of the Company's common stock (the "Market Price"). If the Market Price of the Company's common stock is less than $5.00 per share on the date of conversion, then the Series B conversion price will be 105% of such Market Price.

         Subsequent to January 2, 1999, the Investor purchased 3,000 shares of the Company's Series C Convertible Preferred Stock ("Series C") for a gross purchase price of $3.0 million, from which the Company received $2.8 million in net proceeds. Until September 1999, the conversion price of the Series C is fixed. After September 1999, the conversion price will be at the Market Price. If the Market Price of the Company's common stock is less than $5.00 per share on the date of conversion, then the Series C conversion price will be 105% of such Market Price.

         Notwithstanding the foregoing, the holder is not permitted to hold at any point in time an amount of common stock issued upon conversion of Series B or Series C that is greater than 4.99% of the then outstanding shares of the Company's common stock. In addition, if the aggregate amount of shares of common stock of the Company issued upon conversion of the Series B and/or C Preferred Stock exceeds 20% of the outstanding shares of common stock of the Company, the Company would likely be required to take one of the following actions: (A) submit such issuances of common stock in excess of 20% for the approval of the Company's shareholders and honor the conversion of the amounts in excess of 20%; or (B) redeem all of the outstanding shares of Series B and/or C Preferred Stock from the holders at the face amount of the Preferred Stock ($1,000 per share). The provision in the preceding clause (A) is required by the Marketplace Rules of the Nasdaq Stock Market.

         In addition, warrants to purchase 442,000 shares of the Company's common stock were issued in connection with the Series B and C offerings. The warrants have exercise prices of $8.49 and $11.28, respectively and expire five years from the date of the respective Series B or C offering.

         Subsequent to January 2, 1999, the Company has received conversion notices from the Investor to convert 2,750 shares of the Series B into 368,097 shares of common stock of the Company. As of March 19, 1999, there were outstanding 7,250 shares of Series B and 3,000 shares of Series C.

DAKOTA BANK LOAN

         In Fiscal 1998, the Company entered into a $5.0 million multi-advance working capital loan with Dakota Bank, with a variable interest rate based on the prime rate plus one-half percent. The Company is required to repay interest only until the earlier of July 1, 2000 or the time at which the loan is fully drawn. Once fully drawn, the loan is repayable over sixty months. The loan is collateralized by certain assets of the Company. Subsequent to January 2, 1998, the Company received $2.6 million out of the loan proceeds. At March 19, 1999, approximately $1.0 million of the loan proceeds remained available.

YEAR 2000 ISSUE

         The Company has assessed the impact of year 2000 on the Company's significant internal systems and software, which include information technology
(IT) and non-IT, or embedded technology, systems. The Company believes that its internal systems and software are year 2000 compliant. The Company's internal year 2000 assessment is based in large part on the recent acquisition and installation of substantially all of the Company's internal systems and software, which began in 1997. The Company also has initiated discussions with its significant vendors to ensure that those parties have appropriate plans to remediate year 2000 issues. The Company is assessing the extent to which its operations are vulnerable should those vendors fail to properly remediate their computer systems. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, the Company's production would be interrupted, which would materially adversely affect its results of operations. During 1999, the Company will attempt to identify, if possible, multiple vendor sources to address such contingency.

         The Company's year 2000 initiative is being completed by a team of internal staff with consultation from outside advisors. The team's mission is to ensure that there is no material adverse effect on the Company's business operations. The anticipated costs of the year 2000 initiatives are not considered material by the Company. While the Company believes its efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies will be converted on a timely basis and will not have a material adverse effect on the Company.

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

- THE COMPANY IS TRANSITIONING FROM THE DEVELOPMENT STAGE TO AN OPERATING COMPANY--The Company has not had material sales to date. As of January 2, 1999, the Company had an accumulated deficit of $33.9 million. The Company expects operating losses to increase as its product development, marketing and sales, manufacturing and administrative functions expand during the initial stage of motorcycle sales. There can be no assurance that the Company will generate significant motorcycle sales or become profitable.

     During the transition to an operating company, the Company must successfully increase the production volume of the Super X, produce a high-quality motorcycle and control production costs. Factors that may affect the volume of production include the ability of the Company to maintain adequate quantities of high-quality components and supplies, to refine its manufacturing processes, to solve unanticipated manufacturing problems, and to hire additional qualified personnel. Factors that may affect production costs include the ability of the Company to purchase motorcycle components and supplies at reasonable costs and to effectively manage its inventory. The Company has tried to produce high-quality products through the design, construction and equipping of its manufacturing line, the design of the Super X, its choice of vendors, testing of components and supplies received, and testing of motorcycles in the production process; however, the Company has not yet manufactured a significant number of motorcycles and the transition to production could affect product quality in a manner that may not be apparent at this time. As the Company transitions to an operating company, there will be increasing demands on the Company's management, operational and financial resources to manage growth.

     The Company relies on original equipment suppliers to supply most of the proprietary and non-proprietary components that are used to manufacture its motorcycles. For most of the components, the Company relies on a sole source of supply. Such reliance involves a number of significant risks, including the unavailability of or interruptions in delivery of such components, manufacturing delays caused by such unavailability or interruptions, and fluctuations in the quality and price of such components. Any significant adverse variation in the quantity, quality or cost of such components manufactured by suppliers, especially single-source suppliers, could materially and adversely affect the volume of production and the cost of the Company's product, until an additional source of supply is identified.

     The Company purchases certain components from foreign suppliers. In addition to the risks of dependence on suppliers described above, the risks of dependence on foreign suppliers include currency fluctuations affecting the value of goods purchased, trade restrictions, changes in tariffs and difficulty of enforcing supply arrangements.

     The Company's success also depends upon market acceptance of its brand of products. Market acceptance depends upon the ability of the Company to establish its intended brand image, a reputation for high quality and to differentiate its brand of products from its competitors. The Company will operate in a highly competitive environment and compete against established motorcycle manufacturers such as Harley-Davidson, BMW, Ducati, Honda, Kawasaki, Moto Guzzi, Suzuki, Triumph and Yamaha. Harley-Davidson, which is expected to be the Company's primary competitor in the U.S. market, has stated in its public reports that it had a 49% share of the U.S. market for new heavyweight motorcycle registrations in 1997 and that it will double its 1995 production capacity by the year 2003. The Company also expects that other manufacturers will attempt to enter the industry. The Company's established competitors have greater resources than the Company. No assurance can be given that the Company's products will be accepted or that the Company will be able to compete effectively.

     Sales of the Super X and any additional motorcycles the Company may produce are dependent on the effectiveness of the Company's dealer network and internal sales team. The Company may need to attract additional dealers to sell its brand of products. In addition, the Company will be required to support its dealers through, among other things, providing continuing education about the Company's brand of products, supplying parts and accessories, and training repair personnel. The Company does not have any history in such dealer support. If the Company is unable to maintain its dealer network, sales and distribution of the Company's products will be adversely affected.

-    THE COMPANY ANTICIPATES SEEKING ADDITIONAL DEBT AND EQUITY FINANCING
     IN 1999--There can be no assurance that additional debt or equity financing will be available or, if available, will be on terms favorable to the Company or its shareholders. Any additional equity financing may cause substantial dilution to existing equity holders. In addition, if the Company's estimates of the amount of debt and equity financing needed to fund operations are incorrect due to unanticipated additional production costs, increased costs of components and supplies, increased sales and marketing costs, or other unanticipated events, then the Company would be required to obtain additional debt or equity financing beyond its current estimates.

     In addition, if the Company is not able to obtain such financing or if the Company incurs significant losses, the Company would not be in compliance with covenants contained in its debt agreements. Such non-compliance could lead to an event of default in the agreements, in which case the lender(s) could demand repayment of the obligation(s).

-    THE COMPANY BELIEVES THAT ITS INTERNAL SYSTEMS AND SOFTWARE ARE YEAR
     2000 COMPLIANT; DURING 1999, THE COMPANY WILL ATTEMPT TO IDENTIFY, IF POSSIBLE, MULTIPLE VENDOR SOURCES TO ADDRESS YEAR 2000 CONTINGENCIES--The Company's assessment of its internal year 2000 status may be incorrect or incomplete. If such assessment is incorrect or incomplete, the Company's production of its motorcycles may be interrupted. In addition, the Company has not yet completed its assessment of the effect the year 2000 problem may have on the Company's vendors. If certain vendors for a particular product are unable to supply such product because of year 2000 problems, other vendors who supply such product may not be able to meet the increased demand for such product, which could cause an interruption in the Company's production. Due to the complex nature of the year 2000 problem, it is even possible that all vendors for a particular item could have year 2000 compliance problems and be unable to supply goods to the Company, which would materially affect the Company's ability to continue production until such product could be obtained. Any interruption in production caused by year 2000 problems could materially adversely affect the Company's operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company anticipates that it will be exposed to market risk from changes in foreign exchange and interest rates with respect to its components obtained from foreign sources. The Company is currently analyzing such risk and will attempt to reduce such risk through the use of certain financial instruments. In addition, the Company has entered into an import letter of credit in the amount of $995,000 for the benefit of a foreign vendor.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                          Page Number
                                                                                          -----------
         Report of Independent Public Accountants......................................       16

         Balance Sheets as of January 3, 1998
             and January 2, 1999.......................................................       17

         Statements of Operations for the Years Ended December 31, 1996, January
             3, 1998, and January 2, 1999 and Cumulative for the Period from
             Inception (December 22, 1993)
             to January 2, 1999........................................................       18

         Statements of Stockholders' Equity for the Period
             from Inception (December 22, 1993) to January 2, 1999.....................       19

         Statements of Cash Flows for the Years Ended December 31, 1996, January
             3, 1998, and January 2, 1999 and Cumulative for the Period from
             Inception (December 22, 1993)
             to January 2, 1999........................................................       21

         Notes to Financial Statements.................................................       22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Excelsior-Henderson Motorcycle Manufacturing Company:

We have audited the accompanying balance sheets of Excelsior-Henderson Motorcycle Manufacturing Company (a Minnesota corporation in the development stage) as of January 3, 1998 and January 2, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 1999 and cumulative for the period from inception (December 22, 1993) to January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excelsior-Henderson Motorcycle Manufacturing Company as of January 3, 1998 and January 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999 and cumulative for the period from inception (December 22, 1993) to January 2, 1999, in conformity with generally accepted accounting principles.

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


                                      ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
   March 19, 1999

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                        (A DEVELOPMENT STAGE COMPANY)

                               Balance Sheets

                                                                                      January 3,         January 2,
                                                                                         1998               1999
                                                                                   ----------------   -----------------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $12,484,502        $ 4,697,542
   Short-term investments                                                               11,764,689                  -
   Inventories                                                                                   -          1,865,251
   Other current assets                                                                    113,497            541,371
                                                                                   ----------------   -----------------
               Total current assets                                                     24,362,688          7,104,164

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $255,529 and $999,869                                                12,908,770         30,317,118

INTELLECTUAL PROPERTY, to be amortized                                                     200,545            275,532

RESTRICTED CASH                                                                          7,275,569          8,065,727

DEPOSITS                                                                                 2,670,675                  -

OTHER ASSETS, net of accumulated amortization of $2,656
   and $402,487                                                                            767,220          2,225,591
                                                                                   ----------------   -----------------
                                                                                       $48,185,467        $47,988,132
                                                                                   ----------------   -----------------
                                                                                   ----------------   -----------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $ 1,997,783        $ 5,540,599
   Accrued liabilities                                                                     585,481          3,761,657
   Current maturities of long-term debt                                                    675,372            919,533
                                                                                   ----------------   -----------------
               Total current liabilities                                                 3,258,636         10,221,789

LONG-TERM DEBT, less current maturities                                                 13,738,615         20,569,409
                                                                                   ----------------   -----------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Series B Convertible Preferred Stock, par value $0.01; 10,000 shares
      authorized, issued and outstanding at January 2, 1999                                      -          9,325,000
   Common stock, par value $0.01; 25,000,000 shares authorized; 13,026,191 and
      13,083,461 shares issued and outstanding                                             130,262            130,835
   Additional paid-in capital                                                           41,066,473         41,658,923
   Deficit accumulated during the development stage                                    (10,008,519)       (33,917,824)
                                                                                   ----------------   -----------------
               Total stockholders' equity                                               31,188,216         17,196,934
                                                                                   ----------------   -----------------
                                                                                       $48,185,467        $47,988,132
                                                                                   ----------------   -----------------
                                                                                   ----------------   -----------------

     The accompanying notes are an integral part of these balance sheets.

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                           Statements of Operations

  For the Years Ended December 31, 1996, January 3, 1998 and January 2, 1999,
       and Cumulative for the Period From Inception (December 22, 1993)
                              to January 2, 1999

                                                                Fiscal 1996       Fiscal 1997      Fiscal 1998        Cumulative
                                                                ------------      -----------      ------------      ------------
PREOPERATING EXPENSES:
   Research and development                                      $ 1,271,276      $ 2,648,964      $ 14,907,976      $ 19,640,643
   Marketing                                                         694,239        1,673,680         3,797,185         6,304,211
   General and administrative                                        716,154        2,180,848         4,559,639         8,160,239
                                                                ------------      -----------      ------------      ------------
               Total preoperating expenses                         2,681,669        6,503,492        23,264,800        34,105,093

INTEREST INCOME                                                      174,226          810,058         1,108,997         2,136,803

INTEREST EXPENSE AND OTHER                                            (4,088)        (179,297)       (1,753,502)       (1,949,534)
                                                                ------------      -----------      ------------      ------------
               Net loss                                          $(2,511,531)     $(5,872,731)     $(23,909,305)     $(33,917,824)
                                                                ------------      -----------      ------------      ------------
                                                                ------------      -----------      ------------      ------------
BASIC AND DILUTED NET LOSS PER SHARE                             $      (.43)     $      (.65)     $      (1.83)     $      (4.66)
                                                                ------------      -----------      ------------      ------------
                                                                ------------      -----------      ------------      ------------
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING              5,859,977        9,073,839        13,048,708         7,281,142
                                                                ------------      -----------      ------------      ------------
                                                                ------------      -----------      ------------      ------------

  The accompanying notes are an integral part of these financial statements.

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                       (A DEVELOPMENT STAGE COMPANY)

                    Statements of Stockholders' Equity

                                                             Series A Convertible    Series B Convertible
                                                               Preferred Stock        Preferred Stock
                                                            ----------------------  ----------------------
                                                              Shares      Amount      Shares      Amount
                                                            ----------  ----------  ----------  ----------
 BALANCE AT INCEPTION, December 22, 1993                             -   $       -           -   $       -
   Issuance of common stock, $0.01 per share                         -           -           -           -
   Excess of par value over issuance price                           -           -           -           -
   Net loss                                                          -           -           -           -
                                                            ----------  ----------  ----------  ----------
 BALANCE, December 31, 1993                                          -           -           -           -
   Sale of common stock, $0.75 per share, net of offering
     costs of $23,059                                                -           -           -           -
   Sale of common stock, $0.90 per share, net of offering
     costs of $14,919                                                -           -           -           -
   Issuance of common stock in settlement of construction
     payable, $0.90 per share                                        -           -           -           -
   Issuance of common stock from conversion of promissory
     note to investor, $0.60 per share, net of conversion
     costs of $2,583                                                 -           -           -           -
   Net loss                                                          -           -           -           -
                                                            ----------  ----------  ----------  ----------
 BALANCE, December 31, 1994                                          -           -           -           -
   Sale of common stock, $1.88 per share, net of offering
     costs of $363,874                                               -           -           -           -
   Issuance of common stock for research and development
     services, $1.88 per share                                       -           -           -           -
   Net loss                                                          -           -           -           -
                                                            ----------  ----------  ----------  ----------
 BALANCE, December 31, 1995                                          -           -           -           -
   Sale of Series A Convertible Preferred Stock,
     $3.75 per share, net of offering costs of $1,186,000    3,066,527      30,665           -           -
   Issuance of common stock for marketing services,
     $1.88 per share                                                 -           -           -           -
   Exercise of stock options, $1.88 per share                        -           -           -           -
   Net loss                                                          -           -           -           -
                                                            ----------  ----------  ----------  ----------

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                   Common Stock        Additional     During the        Total
                                                              ----------------------    Paid-In      Development    Stockholders'
                                                                Shares      Amount      Capital         Stage          Equity
                                                              ----------  ----------   -----------   ------------   -------------
 BALANCE AT INCEPTION, December 22, 1993                               -  $        -   $         -   $          -   $          -
   Issuance of common stock, $0.01 per share                   3,366,667      33,667        16,833              -         50,500
   Excess of par value over issuance price                             -     (28,617)      (16,833)             -        (45,450)
   Net loss                                                            -           -             -         (1,175)        (1,175)
                                                              ----------  ----------   -----------   ------------   ------------
 BALANCE, December 31, 1993                                    3,366,667       5,050             -         (1,175)         3,875
   Sale of common stock, $0.75 per share, net of offering
     costs of $23,059                                             86,667      29,483        12,458              -         41,941
   Sale of common stock, $0.90 per share, net of offering
     costs of $14,919                                            594,433       5,944       514,127              -        520,071
   Issuance of common stock in settlement of construction
     payable, $0.90 per share                                      5,567          56         4,954              -          5,010
   Issuance of common stock from conversion of promissory
     note to investor, $0.60 per share, net of conversion
     costs of $2,583                                             125,000       1,250        71,167              -         72,417
   Net loss                                                            -           -             -       (389,191)      (389,191)
                                                              ----------  ----------   -----------   ------------   ------------
 BALANCE, December 31, 1994                                    4,178,334      41,783       602,706       (390,366)       254,123
   Sale of common stock, $1.88 per share, net of offering
     costs of $363,874                                         1,605,231      16,053     2,630,073              -      2,646,126
   Issuance of common stock for research and development
     services, $1.88 per share                                    33,333         333        62,167              -         62,500
   Net loss                                                            -           -             -     (1,233,891)    (1,233,891)
                                                              ----------  ----------   -----------   ------------   ------------
 BALANCE, December 31, 1995                                    5,816,898      58,169     3,294,946     (1,624,257)     1,728,858
   Sale of Series A Convertible Preferred Stock,
     $3.75 per share, net of offering costs of $1,186,000              -           -    10,283,335              -     10,314,000
   Issuance of common stock for marketing services,
     $1.88 per share                                              33,333         333        62,167              -         62,500
   Exercise of stock options, $1.88 per share                     20,000         200        37,300              -         37,500
   Net loss                                                            -           -             -     (2,511,531)    (2,511,531)
                                                              ----------  ----------   -----------   ------------   ------------

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                      Statements of Stockholders' Equity

                                  (Continued)

                                                             Series A Convertible    Series B Convertible
                                                               Preferred Stock        Preferred Stock
                                                            ----------------------  ----------------------
                                                              Shares      Amount      Shares      Amount
                                                            ----------  ----------  ----------  ----------
 BALANCE, December 31, 1996                                  3,066,527    $ 30,665           -  $        -
   Conversion of Series A Convertible Preferred Stock
     to common stock                                        (3,066,527)    (30,665)          -           -
   Cash paid for fractional shares in reverse stock split            -           -           -           -
   Sale of common stock, $7.50 per share, net of offering
     costs of $2,600,000                                             -           -           -           -
   Exercise of stock options and warrants, $1.88 per share           -           -           -           -
   Cashless exercise of stock options and warrants                   -           -           -           -
   Net loss                                                          -           -           -           -
                                                            ----------  ----------  ----------  ----------
 BALANCE, January 3, 1998                                            -           -           -           -
   Sale of Series B Convertible Preferred Stock, $1,000 face
      value per share, net of offering costs of $675,000             -           -      10,000   9,325,000
   Value assigned to common stock warrants (see Note 3)              -           -           -           -
   Exercise of stock options, $1.88 to $3.75 per share               -           -           -           -
   Cashless exercise of stock options and warrants                   -           -           -           -
   Shares issued under employee stock purchase plan                  -           -           -           -
   Net loss                                                          -           -           -           -
                                                            ----------  ----------  ----------  ----------
 BALANCE, January 2, 1999                                            -    $      -      10,000  $9,325,000
                                                            ----------  ----------  ----------  ----------
                                                            ----------  ----------  ----------  ----------

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                   Common Stock        Additional     During the        Total
                                                              ----------------------    Paid-In      Development    Stockholders'
                                                                Shares      Amount      Capital         Stage          Equity
                                                              ----------  ----------   -----------   ------------   -------------
 BALANCE, December 31, 1996                                    5,870,231    $ 58,702   $13,677,748   $ (4,135,788)  $  9,631,327
   Conversion of Series A Convertible Preferred Stock
     to common stock                                           3,066,527      30,665             -              -              -
   Cash paid for fractional shares in reverse stock split              -           -        (1,880)             -         (1,880)
   Sale of common stock, $7.50 per share, net of offering
     costs of $2,600,000                                       4,000,000      40,000    27,360,000              -     27,400,000
   Exercise of stock options and warrants, $1.88 per share        16,800         168        31,332              -         31,500
   Cashless exercise of stock options and warrants                72,633         727          (727)             -              -
   Net loss                                                            -           -             -     (5,872,731)    (5,872,731)
                                                              ----------  ----------   -----------   ------------   ------------
 BALANCE, January 3, 1998                                     13,026,191     130,262    41,066,473    (10,008,519)    31,188,216
   Sale of Series B Convertible Preferred Stock, $1,000 face
      value per share, net of offering costs of $675,000               -           -             -              -      9,325,000
   Value assigned to common stock warrants (see Note 3)                -           -       430,000              -        430,000
   Exercise of stock options, $1.88 to $3.75 per share            15,066         160        59,811              -         59,971
   Cashless exercise of stock options and warrants                29,093         282          (282)             -              -
   Shares issued under employee stock purchase plan               13,111         131       102,921              -        103,052
   Net loss                                                            -           -             -    (23,909,305)   (23,909,305)
                                                              ----------  ----------   -----------   ------------   ------------
 BALANCE, January 2, 1999                                     13,083,461    $130,835   $41,658,923   $(33,917,824)  $ 17,196,934
                                                              ----------  ----------   -----------   ------------   ------------
                                                              ----------  ----------   -----------   ------------   ------------

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                           Statements of Cash Flows

          For the Years Ended December 31, 1996, January 3, 1998 and
             January 2, 1999, and Cumulative For the Period From
               Inception (December 22, 1993) to January 2, 1999

                                                              Fiscal 1996        Fiscal 1997        Fiscal 1998        Cumulative
                                                            --------------     --------------     --------------     --------------
OPERATING ACTIVITIES:
   Net loss                                                  $(2,511,531)       $(5,872,731)       $(23,909,305)      $(33,917,824)
   Adjustments to reconcile net loss to net cash used in
      operating activities-
         Depreciation and amortization                            49,495            229,323           1,146,827          1,452,400
         Change in current assets and liabilities:
            Inventories                                                -                  -          (1,865,251)        (1,865,251)
            Other current assets                                  (5,524)          (104,378)           (427,874)          (541,371)
            Accounts payable                                       5,902          1,874,547           3,542,816          5,540,599
            Accrued liabilities                                  186,706            386,730           3,176,176          3,761,657
                                                            ------------       ------------        ------------       ------------
               Net cash used in operating activities          (2,274,952)        (3,486,509)        (18,336,611)       (25,569,790)
                                                            ------------       ------------        ------------       ------------
INVESTING ACTIVITIES:
   Sales (purchases) of short-term investments, net           (3,132,362)        (7,719,697)         11,764,689                  -
   Property and equipment additions, net                        (417,496)       (10,134,529)        (15,296,563)       (25,959,636)
   Purchases of intellectual property                            (46,743)           (65,161)            (74,987)          (275,532)
   Payments made for other assets                                      -           (445,127)         (1,306,972)        (1,752,099)
                                                            ------------       ------------        ------------       ------------
               Net cash used in investing activities          (3,596,601)       (18,364,514)         (4,913,833)       (27,987,267)
                                                            ------------       ------------        ------------       ------------
FINANCING ACTIVITIES:
   Proceeds from restricted cash, net                                  -           (130,569)          5,309,842          5,179,273
   Payments made for other assets                                      -           (324,749)           (553,886)          (878,635)
   Proceeds from long-term debt                                   75,025          2,300,000           1,884,181          4,389,276
   Repayment of long-term debt                                   (29,290)          (315,378)           (664,676)        (1,040,063)
   Proceeds from issuance of common stock,
      net of offering expenses                                   100,000         27,429,620             163,023         30,965,748
   Proceeds from issuance of convertible preferred stock,
     net of offering expenses                                 10,314,000                  -           9,325,000         19,639,000
                                                            ------------       ------------        ------------       ------------
               Net cash provided by financing activities      10,459,735         28,958,924          15,463,484         58,254,599
                                                            ------------       ------------        ------------       ------------
               Net increase (decrease) in cash and cash
                 equivalents                                   4,588,182          7,107,901          (7,786,960)         4,697,542

CASH AND CASH EQUIVALENTS:
   Beginning of period                                           788,419          5,376,601          12,484,502                  -
                                                            ------------       ------------        ------------       ------------
   End of period                                             $ 5,376,601        $12,484,502        $  4,697,542       $  4,697,542
                                                            ------------       ------------        ------------       ------------
                                                            ------------       ------------        ------------       ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                             $     4,088        $   148,631        $  1,724,285       $  1,888,961
   Noncash transactions-
      Property and equipment acquired under capital
         lease obligations                                             -          5,214,279             185,450          5,399,729
      Restricted cash received from long-term debt and value
         assigned to common stock warrants                             -          7,145,000           6,100,000         13,245,000
      Conversion of note payable into common stock                     -                  -                   -             75,000
      Issuance of common stock for services                       62,500                  -                   -            125,000
      Issuance of common stock in settlement of
        construction payable                                           -                  -                   -              5,010


  The accompanying notes are an integral part of these financial statements.

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements

                      January 3, 1998 and January 2, 1999


1.   NATURE OF BUSINESS:

Excelsior-Henderson Motorcycle Manufacturing Company (the Company) is a development stage company incorporated on December 22, 1993 in the state of Minnesota for the purpose of developing, manufacturing, selling and distributing motorcycles. Effective January 3, 1998, the Company adopted a 52/53-week fiscal year ending on the Saturday closest to December 31. Fiscal 1997 ended January 3, 1998 and Fiscal 1998 ended January 2, 1999.

The Company is subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of any material operating history. The Company has sustained losses since inception and will require substantial additional equity and debt financing during the ramp up of production and to comply with existing debt covenants. In addition, if the Company's estimates of the amount of financing needed to ramp up production of the Super X are incorrect due to unanticipated additional costs of equipping the Company's manufacturing facility, unanticipated problems in the development of the Super X for production, increased labor costs, increased costs of motorcycle parts and raw materials, increased marketing and dealer network development expenses, increased rates of consumption of available cash resources or other unanticipated events, then the Company may need additional equity or debt financing. Even if the Company is successful in completing the above activities, significant revenues might not be realized. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to operate as a going concern is contingent upon obtaining additional financing that might not be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

Cash equivalents consist of money market instruments and commercial paper with original maturities of three months or less and are recorded at cost, which approximates fair value.

SHORT-TERM INVESTMENTS

Short-term investments consisted of U.S. government and corporate debt securities which were available for sale and were carried at fair value, which approximated cost.

INVENTORIES

Inventories consist of raw material components recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on estimated realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                           January 3,     January 2,
                                                              1998           1999
                                                          -----------    -----------
            Land and improvements                         $ 2,172,586    $ 2,185,567
            Building and improvements                       8,795,212      9,217,027
            Machinery and equipment                         1,352,021     11,199,243
            Tools and dies                                    165,178      1,824,608
            Office equipment and fixtures                     679,302        986,918
            Construction in progress                                -      5,903,624
                                                          -----------    -----------
                                                           13,164,299     31,316,987
            Less- Accumulated depreciation                   (255,529)      (999,869)
                                                          -----------    -----------
                                                          $12,908,770    $30,317,118
                                                          -----------    -----------
                                                          -----------    -----------

Property, plant and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

                                                Useful Life
                                                ------------
            Land improvements                     20 years
            Building and improvements           12-35 years
            Machinery and equipment              5-10 years
            Tools and dies                        5 years
            Office equipment and fixtures        5-10 years

INTELLECTUAL PROPERTY

Intellectual property represents amounts incurred to prepare and file for U.S. and international patent and trademark registrations. These amounts are stated at cost and will be amortized over 5 to 17 years beginning January 1999 or upon future patent or trademark registrations.

RESTRICTED CASH

Restricted cash consists of cash held in trusts pending the completion of the Company's paint and finishing facility and the acquisition of production tooling and manufacturing equipment. Subsequent to year-end and through March 19, 1999, the Company has drawn $4.6 million of the restricted cash. Approximately $1.3 million remains available for future draws, with the remaining amount of $2.2 million being unavailable due to debt service requirements.

DEPOSITS

Deposits consisted of payments made for manufacturing and finishing equipment not yet installed in the Company's facility.

OTHER ASSETS

Other assets primarily consist of deferred financing costs associated with debt financings and the capitalization of software and related external development costs. Deferred financing costs are amortized over the lives of the related debt (ranging from six to eight years). Software and the related external development costs are amortized over the estimated useful lives of the software (ranging from three to five years).

ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                  January 3,       January 2,
                                                     1998            1999
                                                  ----------     ------------
            Inventory commitment reserve            $      -        $1,452,000
            Salaries and benefits                    139,131           527,860
            Research and development contracts        50,000         1,204,077
            Other accrued liabilities                396,350           577,720
                                                    --------        ----------
                                                    $585,481        $3,761,657
                                                    --------        ----------
                                                    --------        ----------

The inventory commitment reserve results from firm purchase commitments for inventory to be received subsequent to January 2, 1999 in excess of the estimated realizable value. The Company recorded the reserve in Fiscal 1998 within research and development expenses in the accompanying statement of operations.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Shares reserved for outstanding warrants, stock options or convertible preferred stock are not considered because the impact of the incremental shares is antidilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates are used when accounting for inventory obsolescence and valuation; determining the useful lives for property, plant and equipment and other assets; capitalizing software and related external development costs; and recording the inventory commitment reserve. Ultimate results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the Fiscal 1997 financial statements have been reclassified to conform to the Fiscal 1998 presentation. These reclassifications had no effect on the previously reported net loss or stockholders' equity.

3.   LONG-TERM DEBT:

Long-term debt consisted of the following:

                                                                                        January 3,          January 2,
                                                                                           1998               1999
                                                                                       -----------        ------------
Series 1997 B Revenue Bonds, interest rate at 9.5%, escalating annual
   principal payments through August 1, 2007                                           $ 6,915,000        $ 6,435,000
Building capital lease, imputed interest rate of 11.6%, escalating monthly
   principal payments through September 1, 2017                                          4,927,763          4,842,775
Industrial Development Revenue Bond, stated interest rate at 10.4%, interest-only payments through July 1, 1999, equal principal and interest
   payments of $107,920 from August 1, 1999 through January 1, 2006                              -          5,670,000
Tax Increment Financing Obligation, imputed interest rate of 7.9%, payments made through future property taxes, remaining balance due no later than
   February 1, 2012                                                                      2,300,000          2,750,000
Multiadvance $5.0 million working capital loan with a bank, variable interest rate (8.25% at January 2, 1999), interest-only payments until the earlier of
   July 1, 2000 or when the loan is fully drawn, principal and interest payments over 60 months thereafter, collateralized by certain assets of the
   Company                                                                                       -          1,434,181
Other                                                                                      271,224            356,986
                                                                                       -----------        ------------
                                                                                        14,413,987         21,488,942
Less- Current maturities                                                                  (675,372)          (919,533)
                                                                                       -----------        ------------
                                                                                       $13,738,615        $20,569,409
                                                                                       -----------        ------------
                                                                                       -----------        ------------

The Series 1997 B Revenue Bonds (the Bonds) are collateralized by a security interest in the property, plant and equipment acquired with the proceeds of the Bonds. The Company is required to make monthly sinking fund installments in amounts sufficient to redeem on August 1 of each year the specified principal amount, which increases from $460,000 in Fiscal 1998 to $1,040,000 in Fiscal 2007.

In Fiscal 1997, the Company entered into a 20-year capital lease for its manufacturing facility. Rent for the life of the lease is equal to the debt service on the lessor's debt ($5,750,000) using a 20-year amortization plus a 10% premium (escalating during the lease term to offset inflation). The $5,750,000 includes a $750,000 deposit held in a reserve fund. Earnings on the reserve fund will be paid to the

Company. The reserve fund may be released to the Company at the first to occur: lessor permission, loan maturity or the purchase of the building by the Company. The lease includes a purchase option at the end of the fifth year for $6,250,000 less principal payments made and application of the $750,000 deposit.

In Fiscal 1998, the Company issued a $6.1 million Industrial Development Revenue Bond (the Bond). The proceeds of the Bond were placed into an escrow account and are being drawn for certain past and future equipment and tooling purchases. The Bond is secured by such equipment and tooling. The Bond is reported net of a $430,000 discount for the valuation of detachable stock purchase warrants issued in connection with the transaction. The Company is amortizing the debt discount over the life of the debt using the effective interest rate method.

Proceeds from the City of Belle Plaine's Tax Increment Financing Obligation
(TIF) were used to acquire land and construct the Company's manufacturing facility. The Company's future property taxes will be used to repay both the TIF principal and interest. In the event that future property taxes are not sufficient to make the scheduled principal and interest payments, the Company is liable for any payment deficiency.

The Company's debt agreements contain certain restrictive covenants, among other requirements, relating to the Company's current ratio, tangible net worth, debt to net worth ratio and debt service coverage ratio (as defined in the agreements). Except for the current ratio covenant, the Company was in compliance with all agreement covenants as of January 2, 1999. The lenders have agreed to waive the current ratio covenant through January 1, 2000. If significant losses are incurred or additional funding is not obtained, the Company will not comply with other covenant ratios at various times in Fiscal 1999. Noncompliance could lead to an event of default, in which case the lender(s) could demand repayment of the obligation(s).

Future maturities of long-term debt are as follows:

            1999                           $   919,533
            2000                             2,274,125
            2001                             2,679,016
            2002                             1,991,153
            2003                             2,102,796
            Thereafter                      11,522,319
                                           -----------
                                           $21,488,942
                                           -----------
                                           -----------

4.   STOCKHOLDERS' EQUITY:

AUTHORIZED SHARES

The Company's Articles of Incorporation, as amended, authorize the aggregate issuance of 32,000,000 shares of stock. The shares are classified into two classes consisting of 7,000,000 shares of preferred stock, $.01 par value, and 25,000,000 shares of $.01 par value common stock.

REVERSE STOCK SPLIT

Effective May 22, 1997, the Company's board of directors approved a 2-for-3 reverse stock split of the Company's outstanding stock. All periods presented reflect the reverse stock split.

SERIES B AND C CONVERTIBLE PREFERRED STOCK OFFERINGS

In Fiscal 1998, an institutional investor (the Investor) purchased 10,000 shares of the Company's Series B Convertible Preferred Stock (Series B) for a gross purchase price of $10.0 million, from which the Company received $9.3 million in net proceeds. The conversion price of the Series B is $7.47 and is fixed for the first twelve months. Thereafter, the conversion price may vary based upon the market price of the Company's common stock during the period immediately preceding conversion. Under certain circumstances within the Company's control, the Company may be required to redeem the Series B for cash. Subsequent to year-end and through March 19, 1999, the Company received conversion notices from the Investor and converted 2,750 shares of Series B into 368,047 shares of common stock.

On January 20, 1999, the Investor purchased 3,000 shares of the Company's Series C Convertible Preferred Stock (Series C) for a gross purchase price of $3.0 million from which the Company received $2.8 million in net proceeds. The conversion price of the Series C is $9.92 and is fixed until September 1999. Other terms are similar to those of the Series B.

COMPANY STOCK OFFERING

During Fiscal 1997, the Company completed an initial public offering of 4,000,000 shares of common stock with net proceeds of approximately $27.4 million.

SERIES A CONVERTIBLE PREFERRED STOCK OFFERING

During Fiscal 1996, the Company completed a restricted offering to the public of 3,066,527 shares of Series A Convertible Preferred Stock (Series A) with net proceeds to the Company of approximately $10.3 million. The Series A was converted into shares of common stock concurrent with the closing of the Company's initial public offering in July 1997.

TEAM STOCK PURCHASE PLAN

In Fiscal 1998, the Company implemented an employee stock purchase plan (the
TSPP) that enables employees to contribute a percentage of their wages toward the purchase of the Company's common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. In July 1998, the shareholders authorized 300,000 shares for issuance under the TSPP. On January 2, 1999, 13,111 shares were issued at $7.86 per share, leaving 286,889 shares for future employee purchases of stock under the TSPP.

STOCK-BASED COMPENSATION

The Company has a stock option plan (the Plan), under the terms of which it is authorized to issue incentive stock options to employees, directors, advisors and officers. The incentive options allow the holder to purchase shares of the Company's common stock at fair market value on the date of the grant. For incentive options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. Currently, 1,200,000 shares have been reserved for issuance under the Plan. Stock options granted expire between four to ten years from the date of grant and vest at various rates over one to ten years.

Nonqualified stock options have also been granted to outside service providers and certain employees under the Plan. The stock options were granted at fair market value as determined by the board of directors at the date of the grant. Stock options granted expire between four and ten years from the date of grant and vest over two to five years.

Information regarding stock-based compensation is as follows:

                                        Fiscal 1996                 Fiscal 1997                   Fiscal 1998
                                   ----------------------      -----------------------      ------------------------
                                               Weighted                     Weighted                       Weighted
                                               Average                       Average                       Average
                                               Exercise                     Exercise                       Exercise
                                     Shares     Price           Shares       Price              Shares      Price
                                   ---------  ----------       ----------  -----------      ------------  ----------
Outstanding, beginning
  of year                            17,667     $1.49           410,934      $1.86              518,773     $3.40
      Granted                       413,267      1.88           311,338       4.72              744,500      7.76
      Exercised                     (20,000)     1.88           (43,666)      1.72              (20,666)     3.33
      Canceled                            -         -          (159,833)      2.41              (65,002)     6.08
                                   ---------                   ----------                      -----------


Outstanding,
   end of year                      410,934      1.86           518,773       3.40            1,177,605      6.02
                                   ---------                  ----------                    ------------
                                   ---------                  ----------                    ------------
Exercisable,
   end of year                      148,267      1.83           248,936       2.44              297,425      2.71
                                   ---------                  ----------                    ------------
Weighted average fair value
   of options granted              $   1.08                   $    3.43                     $      5.52

In Fiscal 1997 and 1998, respectively, 12,000 and 4,667 options were exercised through the exchange of 3,000 and 933 shares held by the shareholder in excess of six months. Options outstanding at January 2, 1999 have an exercise price per share ranging between $1.88 and $8.50, a weighted exercise price of $6.02 and a weighted average remaining contractual life of
8.5 years.

The Company accounts for the options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been the following pro forma amounts:



                                                                                           Cumulative for the Period
                                                                                                From Inception
                                                                                            (December 22, 1993) to
                                        Fiscal 1996       Fiscal 1997      Fiscal 1998          January 2, 1999
                                        -----------       -----------      -----------     --------------------------
Net loss:
      As reported                        $2,511,531        $5,872,731        $23,909,305            $33,917,824
      Pro forma                           2,696,083         6,060,375         24,418,004             34,798,719
Basic and diluted net loss per share:
      As reported                        $      .43        $      .65        $      1.83            $      4.66
      Pro forma                                 .46               .67               1.87                   4.78

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in Fiscal 1996, 1997 and 1998, respectively: risk-free interest rates of 5.95%, 6.47% and 6.26%; expected lives of 7, 10 and 9 years; and expected volatility of 40%, 57% and 59%.

WARRANTS

In Fiscal 1995, the Company issued warrants to purchase 209,540 shares of common stock at a price of $1.88 per share exercisable through August 2, 2000. During the year ended January 3, 1998, warrants to purchase 70,706 common shares were exercised with cash and through the exchange of common shares, with net proceeds to the Company of $16,500. During the year ended January 2, 1999, warrants to purchase 22,263 common shares were exercised through the exchange of common shares.

In Fiscal 1996, the Company issued warrants to purchase 262,667 shares of Series A Convertible Preferred Stock at $4.50 per share. During Fiscal 1997, these warrants were converted to common stock warrants exercisable at $4.50 per share through September 2001. During the year ended Janury 2, 1999, warrants to purchase 16,280 common shares were exercised through the exchange of common shares.

In Fiscal 1998, the Company issued to the holder of the Bond warrants to purchase 196,500 shares of common stock at a price of $9.00 per share exercisable through July 2008.

In Fiscal 1998 and 1999, respectively, the Company issued to the Investor and a placement agent warrants to purchase 340,000 and 102,000 shares of common stock at a price of $8.49 and $11.28 per share exercisable through September 2003 and January 2004.

5.   INCOME TAXES:

As of January 2, 1999, the Company had net operating loss carryforwards of approximately $18.8 million for federal income tax purposes that are available to offset future taxable income through the year 2013. A valuation allowance equal to the full amount of the related deferred tax asset has been established due to the uncertainty of realization of the deferred tax asset. Restrictions, caused by a 1996 change in ownership resulting from sales of the Company's stock, will limit annual utilization of these net operating loss carryforwards. The portion of the net operating loss carryforwards subject to this limitation is approximately $2.6 million and the annual limitation is approximately $600,000.

6.   COMMITMENTS AND CONTINGENCIES:

PROPERTY, PLANT AND EQUIPMENT

The Company has committed to capital expenditures of $3.7 million as of January 2, 1999, primarily for production equipment and tooling.

OPERATING LEASES

The Company leases certain office equipment and furniture, vehicles and trailers, and maintenance equipment under noncancelable operating leases. Future minimum payments under these leases as of January 2, 1999 are as follows:

            1999                $  315,000
            2000                   276,000
            2001                   204,000
            2002                   176,000
            2003                   143,000
            Thereafter             135,000
                                ----------
                                $1,249,000
                                ----------
                                ----------

Under the terms of these operating leases, the Company is also responsible for certain operating expenses. Total lease expense was $33,000, $99,000, $252,000 and $415,000 for Fiscal 1996, 1997 and 1998, and cumulative for the period from inception (December 22, 1993) to January 2, 1999, respectively.

LIFE INSURANCE

The Company is the owner and beneficiary of four term life insurance policies covering the lives of its founders, majority shareholders and certain other executive officers.

7.   LETTER OF CREDIT:

As of January 2, 1999, the Company had outstanding an irrevocable import letter of credit of $995,000, which expires on March 31, 1999. This letter of credit collateralizes the Company's obligation to a third party for the purchase of inventory. The contract amount of this letter of credit approximates fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information included in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders under the captions "Election of Directors--Director Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Principal Shareholders and Management" is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated by reference.

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         See Index to Financial Statements on page 15.

  (2)  FINANCIAL STATEMENT SCHEDULE

         Report of Independent Public Accountants on Schedule

         Schedule II--Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

  (3) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended January 3, 1998:


Exhibit                    Description
-------                    -----------
    3.1  Restated Articles of Incorporation of Company, as Amended.(1)
    3.3  By-Laws of the Company.(2)
    4.1  Securities Purchase Agreement dated as of September 3, 1998, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the
         Buyers listed therein.(6)
    4.2  Registration Rights Agreement dated as of September 3, 1998, by and between Excelsior-Henderson Motorcycle Manufacturing Company and the
         Buyers listed therein.(6)
    4.3  Amended Statement of Designation of Rights, Preferences and Limitations
         of Series B Convertible Preferred Stock as filed with the Secretary of
         State of the State of Minnesota on September 3, 1998.(6)
    4.4  Form of Common Stock Purchase Warrant Certificate dated September 3, 1998.(6)
    4.5  Statement of Designation of Rights, Preferences and Limitations of
         Series C Convertible Preferred Stock as filed with the Secretary of
         State of the State of Minnesota on January 20, 1999.
    4.6  Promissory Note, dated December 1, 1997, from the Company to Minnesota
         Agricultural and Economic Development Board
    4.7  Specimen Taxable Industrial Development Revenue Bond (Excelsior-Henderson
         Project) Series 1998
   10.1  Loan Agreement, dated as of November 1, 1997,  by and between  Minnesota
         Agricultural  and  Economic Development Board and the Company
   10.2  Loan Agreement, dated as of July 1, 1998, by and between Economic
         Development Authority of the City of Belle Plaine, Minnesota and the Company
   10.3  Assignment of Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of Belle Plaine,
         Minnesota, Finova Public Finance, Inc. and the Company
   10.4  Contract for Private Development by and among City of Belle Plaine,
         Minnesota and Belle Plaine Economic Development Authority Belle Plaine,
         Minnesota and the Company dated as of December 31, 1996.(3)
   10.5  Assignment, Assumption and Amendment of Development Contract by and
         among the City of Belle Plaine, Minnesota, Belle Plaine Economic
         Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine,
         LLC dated April 21, 1997.(4)
   10.6  Lease Agreement between Ryan Belle Plaine, LLC and the Company dated
         April 21, 1997.(4)
   10.7  Construction Agreement by and between Ryan Belle Plaine, LLC and the
         Company dated April 21, 1997.(4)
   10.8  Guaranty by Ryan Companies US, Inc. in favor of the Company dated
         April 21, 1997.(4)
   10.9  Amended and Restated 1995 Stock Option Plan.(4)
   10.10 Loan Agreement, dated as of December 22, 1998, by and between the
         Company and Dakota Bank
   10.11 Form of Employee Agreement.(5)
   23    Consent of Arthur Andersen LLP.
   24    Powers of Attorney.

   27    Financial Data Schedule for the year ended January 2, 1999.

----------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 23, 1997 (Registration No. 333-27789).
(2) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 23, 1996 (Registration No. 333-05060C).
(3) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-22765).
(4) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 000-22765).
(5) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 27, 1997 (Registration No. 333-27789).
(6) Incorporated by reference to the like numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 18, 1998 (File No. 000-22765).


(b)  REPORTS ON FORM 8-K

         The registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended January 2, 1999.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Excelsior-Henderson Motorcycle Manufacturing Company:

We have audited in accordance with generally accepted auditing standards, the financial statements of Excelsior-Henderson Motorcycle Manufacturing Company included in this Form 10-K, and have issued our report thereon dated March 19, 1999. Our report on the financial statements includes an explanatory paragraph with respect to a going concern as discussed in Note 1 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
March 19, 1999

                                 SCHEDULE II

             EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED JANUARY 2, 1999

                                         Balance at             Additions                                 Balance at
                                         Beginning          Charged to Costs                                End of
                                         of Period            and Expenses           Deductions(1)          Period
                                        -------------     ----------------------    ----------------     -------------
Accrued Liabilities:
   Inventory Commitment
      Reserve......................        $   --              $ 1,452,000             $   --             $ 1,452,000

(1) Charges to the reserve are for the purpose for which the reserve was created.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 1999.

                                     EXCELSIOR-HENDERSON MOTORCYCLE
                                      MANUFACTURING COMPANY

                                     By               Daniel L. Hanlon
                                         --------------------------------------
                                          Daniel L. Hanlon, Co-Founder


                                     By               David P. Hanlon
                                         --------------------------------------
                                          David P. Hanlon, Co-Founder


                                     By               Jennie L. Hanlon
                                         --------------------------------------
                                          Jennie L. Hanlon, Co-Founder

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 1999.

                Daniel L. Hanlon
----------------------------------------------
Daniel L. Hanlon, Director, Co-Founder,
Co-Chairman of the Board of Directors and Co-Chief Executive Officer
(Principal Executive Officer)

                David P. Hanlon
----------------------------------------------
David P. Hanlon, Director, Co-Founder,
Co-Chairman of the Board of Directors and Co-Chief Executive Officer
(Principal Executive Officer)

                Thomas M. Rootness
----------------------------------------------
Thomas M. Rootness, Senior Vice President of
Finance and Administration and Chief Financial
Officer (Principal Financial and Accounting
Officer)

John B. Donahue*       Director

Wayne M. Fortun*       Director

David R. Pomije*       Director

----------
* Daniel L. Hanlon, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.


                                                      Daniel L.  Hanlon
                                     ------------------------------------------
                                     Daniel L. Hanlon, Attorney-in-Fact

                               INDEX TO EXHIBITS

Exhibit                      Description                                                      Page
-------                      -----------                                                      ----
    3.1  Restated Articles of Incorporation of Company.............................     Incorporated by Reference
    3.3  By-Laws of the Company....................................................     Incorporated by Reference
    4.1  Securities Purchase Agreement dated as of September 3, 1998, by and among Excelsior-Henderson Motorcycle Manufacturing Company and
         the Buyers listed therein.................................................     Incorporated by Reference
    4.2  Registration Rights Agreement dated as of September 3, 1998, by and between Excelsior-Henderson Motorcycle Manufacturing
         Company and the Buyers listed therein.....................................     Incorporated by Reference
    4.3  Amended Statement of Designation of Rights, Preferences and
         Limitations of Series B Convertible Preferred Stock as filed with
         the Secretary of State of the State of Minnesota on September 3, 1998.....     Incorporated by Reference
    4.4  Form of Common Stock Purchase Warrant Certificate dated
         September 3, 1998.........................................................     Incorporated by Reference
    4.5  Statement of Designation of Rights, Preferences and Limitations of
         Series C Convertible Preferred Stock as filed with the Secretary of
         State of the State of Minnesota on January 20, 1999.......................     Filed Electronically
    4.6  Promissory Note, dated December 1, 1997, from the Company
         to Minnesota Agricultural and Economic Development Board..................     Filed Electronically
    4.7  Specimen Taxable Industrial Development Revenue Bond
         (Excelsior-Henderson Project) Series 1998.................................     Filed Electronically
   10.1  Loan Agreement, dated as of November 1, 1997, by and between Minnesota Agricultural and Economic Development Board
         and the Company...........................................................     Filed Electronically
   10.2  Loan Agreement, dated as of July 1, 1998, by and between Economic
         Development Authority of the City of Belle Plaine, Minnesota
         and the Company...........................................................     Filed Electronically
   10.3  Assignment of Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of
         Belle Plaine, Minnesota, Finova Public Finance, Inc. and the Company......     Filed Electronically
   10.4  Contract for Private Development by and among City of Belle
         Plaine, Minnesota and Belle Plaine Economic Development Authority,
         Belle Plaine, Minnesota and the Company dated as of December 31,
         1996......................................................................     Incorporated by Reference
   10.5  Assignment, Assumption and Amendment of Development Contract by
         and among the City of Belle Plaine, Minnesota, Belle Plaine Economic
         Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle
         Plaine, LLC dated April 21, 1997..........................................     Incorporated by Reference
   10.6  Lease Agreement between Ryan Belle Plaine, LLC and the Company
         dated April 21, 1997......................................................     Incorporated by Reference
   10.7  Construction Agreement by and between Ryan Belle Plaine, LLC
         and the Company dated April 21, 1997......................................     Incorporated by Reference
   10.8  Guaranty by Ryan Companies US, Inc. in favor of the Company
         dated April 21, 1997......................................................     Incorporated by Reference
   10.9  Amended and Restated 1995 Stock Option Plan...............................     Incorporated by Reference
   10.10 Loan Agreement, dated as of December 22, 1998, by and
         between the Company and Dakota Bank.......................................     Filed Electronically
   10.11 Form of Employee Agreement................................................     Incorporated by Reference
   23    Consent of Arthur Andersen LLP............................................     Filed Electronically
   24    Powers of Attorney........................................................     Filed Electronically
   27    Financial Data Schedule for the year ended January 2, 1999................     Filed Electronically