Form 10-Q
period 1999-04-03
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1999-05-18
CIK 1017904

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended April 3, 1999

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

Commission file number 000-22765

                         EXCELSIOR-HENDERSON MOTORCYCLE
                              MANUFACTURING COMPANY
      --------------------------------------------------------------------
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

                                 Not Applicable
  ----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 13,583,742 issued and outstanding as of May 1, 1999.

                         EXCELSIOR-HENDERSON MOTORCYCLE

                              MANUFACTURING COMPANY

                          QUARTERLY REPORT ON FORM 10-Q

PART I.        FINANCIAL INFORMATION                                     PAGE NO.
                                                                         --------
Item 1.          Financial Statements:

                 Balance Sheets (Unaudited) as of April 3, 1999
                 and January 2, 1999                                        3

                 Statements of  Operations (Unaudited)
                 for the Three Months Ended
                 April 3, 1999 and April 4, 1998                            4

                 Statements of Cash Flows (Unaudited)
                 for the Three Months Ended
                 April 3, 1999 and April 4, 1998                            5

                 Notes to Financial Statements                              6

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                 8

Item 3.          Quantitative and Qualitative Disclosures
                 About Market Risk                                         12

PART II.      OTHER INFORMATION                                            13

              SIGNATURES                                                   16


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                                 Balance Sheets

                                   (Unaudited)

                                                                                 April 3,          January 2,
                                                                                   1999              1999
                                                                                -----------        -----------

                                   ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                                                     $2,359,498        $ 4,697,542
   Trade accounts receivable, net of allowance for doubtful accounts
      of $10,000                                                                    476,618                  -
   Inventories                                                                    5,609,406          1,865,251
   Other current assets                                                             480,709            541,371
                                                                                -----------        -----------
               Total current assets                                               8,926,231          7,104,164

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
   $1,669,885 and $999,869                                                       31,234,412         30,317,118

INTELLECTUAL PROPERTY, net of accumulated amortization of $3,303 and $0             291,038            275,532

RESTRICTED CASH                                                                   3,529,268          8,065,727

OTHER ASSETS, net of accumulated amortization of $532,503 and $402,487            2,215,169          2,225,591
                                                                                -----------        -----------
                                                                                $46,196,118        $47,988,132
                                                                                -----------        -----------
                                                                                -----------        -----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $6,309,883        $ 5,540,599
   Accrued liabilities                                                            3,549,846          3,761,657
   Current maturities of long-term debt                                           1,498,207            919,533
                                                                                -----------        -----------
               Total current liabilities                                         11,357,936         10,221,789

LONG-TERM DEBT, less current maturities                                          22,491,101         20,569,409
                                                                                -----------        -----------
STOCKHOLDERS' EQUITY:
   Series B Convertible Preferred Stock, par value $0.01; 6,750 and
      10,000 shares authorized, issued and outstanding                            6,294,375          9,325,000
   Series C Convertible Preferred Stock, par value $0.01; 3,000 shares
      authorized, issued and outstanding                                          2,849,000                  -
   Common stock, par value $0.01; 25,000,000 shares authorized;
      13,583,076 and 13,083,461 shares issued and outstanding                       135,831            130,835
   Additional paid-in capital                                                    44,754,871         41,658,923
   Accumulated deficit                                                          (41,686,996)       (33,917,824)
                                                                                -----------        -----------
               Total stockholders' equity                                        12,347,081         17,196,934
                                                                                -----------        -----------
                                                                                $46,196,118        $47,988,132
                                                                                -----------        -----------
                                                                                -----------        -----------



    The accompanying notes are an integral part of these balance sheets.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                            Statements of Operations

                                   (Unaudited)

                                                          Three Months Ended
                                                       ------------------------------
                                                        April 3,           April 4,
                                                          1999               1998
                                                       -----------        -----------
NET SALES                                              $ 1,857,232        $         -

COST OF SALES                                            4,633,225                  -
                                                       -----------        -----------
               Gross margin                             (2,775,993)                 -
                                                       -----------        -----------
DEPARTMENTAL EXPENSES:
   Research and development                              1,415,994          1,539,128
   Sales and marketing                                   1,425,642            835,875
   General and administrative                            1,555,877          1,280,529
                                                       -----------        -----------
          Total departmental expenses                    4,397,513          3,655,532
                                                       -----------        -----------
               Operating loss                           (7,173,506)        (3,655,532)

INTEREST INCOME                                            160,660            414,107

INTEREST EXPENSE AND OTHER                                (756,326)          (363,320)
                                                       -----------        -----------
NET LOSS                                               $(7,769,172)       $(3,604,745)
                                                       -----------        -----------
                                                       -----------        -----------
NET LOSS PER SHARE:
   Basic and diluted                                   $     (0.58)       $     (0.28)
                                                       -----------        -----------
                                                       -----------        -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                    13,329,888         13,027,821
                                                       -----------        -----------
                                                       -----------        -----------



    The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                             April 3,           April 4,
                                                                               1999               1998
                                                                           ------------        -----------
OPERATING ACTIVITIES:
   Net loss                                                                $ (7,769,172)       $(3,604,745)
   Adjustments to reconcile net loss to net cash used in
      operating activities-
         Depreciation and amortization                                          803,335            212,703
         Amortization of debt discount                                           74,928                  -
         Change in current assets and liabilities:
            Accounts receivable                                                (476,618)                 -
            Inventories                                                      (3,744,155)                 -
            Other current assets                                                 60,662           (275,907)
            Accounts payable                                                    769,284          1,106,901
            Accrued liabilities                                                (211,811)           400,807
                                                                           ------------        -----------
               Net cash used in operating activities                        (10,493,547)        (2,160,241)
                                                                           ------------        -----------
INVESTING ACTIVITIES:
   Property and equipment additions                                          (1,587,310)        (4,457,247)
   Purchases of intellectual property                                           (18,809)            (8,165)
                                                                           ------------        -----------
               Net cash used in investing activities                         (1,606,119)        (4,465,412)
                                                                           ------------        -----------
FINANCING ACTIVITIES:
   Proceeds from restricted cash, net                                         4,536,459            (79,867)
   Payments made for other assets                                              (119,594)                 -
   Proceeds from long-term debt                                               2,549,895                  -
   Repayment of long-term debt                                                 (124,457)          (102,606)
   Proceeds from issuance of Series C Convertible Preferred stock, net
      of offering expenses                                                    2,849,000                  -
   Proceeds from issuance of common stock, net of offering expenses              70,319              6,251
                                                                           ------------        -----------
               Net cash provided by (used in) financing activities            9,761,622           (176,222)
                                                                           ------------        -----------
               Net decrease in cash and cash equivalents                     (2,338,044)        (6,801,875)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                        4,697,542         12,484,502
                                                                           ------------        -----------
   End of period                                                            $ 2,359,498        $ 5,682,627
                                                                           ------------        -----------
                                                                           ------------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                            $   657,240        $   201,835
   Noncash transactions-
      Conversion of Series B Convertible Preferred Stock into common
         stock                                                                3,030,625                  -



    The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                          Notes to Financial Statements

                                   (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying balance sheet of Excelsior-Hendersen Motorcycle Manufacturing Company (the Company) as of April 3, 1999, the statements of operations for the three months ended April 3, 1999 and April 4, 1998 and the statements of cash flows for the three months ended April 3, 1999 and April 4, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 3, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. The results of operations for the three months ended April 3, 1999 are not necessarily indicative of the operating results for the full fiscal year or for future periods.

2.   NATURE OF BUSINESS:

During the three months ended April 3, 1999, the Company began actively selling its products and no longer considers itself to be in the development stage. Although the Company is no longer in the development stage, the Company has not operated profitably to date and there can be no assurance that the Company will operate profitably in the future.

3.   SIGNIFICANT ACCOUNTING POLICIES:

INVENTORIES

Inventories consist of the following:

                                                                                            January 2,
                                                                         April 3, 1999         1999
                                                                         -------------      ----------
            Raw materials and work in process                              $4,745,751       $1,865,251
            Finished goods                                                    354,653                -
            Parts and accessories                                             509,002                -
                                                                           ----------       ----------
                                                                           $5,609,406       $1,865,251
                                                                           ----------       ----------
                                                                           ----------       ----------

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment. Dealers typically finance purchases of the Company's motorcycles through an independent third-party finance company. In certain circumstances, the Company is required to repurchase motorcycles from the finance company. No reserve was required for this contingency at April 3, 1999. The agreement may be terminated by either party at any time with thirty days written notice.

PRODUCT WARRANTY

Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold at the time of sale.

4.   ISSUANCE OF PREFERRED STOCK SUBSEQUENT TO APRIL 3, 1999

In May 1999, an institutional investor and the institutional investor who purchased the Series B and Series C Convertible Preferred Stock (the Investor) purchased an aggregate of 10,000 shares of the Company's Series D Convertible Preferred Stock (the Preferred Stock) for $10.0 million, of which the Company received $9.5 million in net proceeds. The conversion price of the Preferred Stock is $7.65 and is fixed for the first twelve months. Thereafter, the conversion price may vary based upon the market price of the Company's common stock during the period immediately preceding conversion. The Preferred Stock has a six percent annual rate dividend payable quarterly in either cash or common stock of the Company. The Company is required to redeem any unconverted Preferred Stock in May 2002 in either cash or common stock at the option of the Company. In connection with the Preferred Stock offering warrants to purchase 440,000 shares of the Company's common stock were issued. One half of the warrants have an exercise price of $8.44 and the remaining warrants will have an exercise price based on a defined average market price of the Company's common stock on November 30, 1999. All the warrants expire five years from the date of the Preferred Stock offering. The Company also agreed, as a condition of the Preferred Stock offering, to reprice the warrant issued to the Investor pursuant to the Company's Series C Convertible Preferred Stock offering to $8.44 per share.

                         EXCELSIOR-HENDERSON MOTORCYCLE

                              MANUFACTURING COMPANY

THE INFORMATION PRESENTED BELOW IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS OR STATEMENTS OF INTENTION THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER "FORWARD-LOOKING STATEMENTS" BELOW, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. BECAUSE ACTUAL RESULTS MAY DIFFER, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company manufactures, markets and sells premium heavyweight cruiser motorcycles. On January 30, 1999, the Company produced and shipped its first revenue motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X"). During 1999, the Company will continue to ramp up production of the Super X. The Company is in the process of transitioning from the development stage to an operating company and its operations are subject to all of the risks inherent in such transition. Primarily as a result of the operating expenses described below in "Results of Operations," the Company's accumulated deficit as of April 3, 1999 was $41.7 million. The Company expects to incur continued operating losses during Fiscal 1999; however, the amount of operating losses is expected to decline over the remaining quarters of Fiscal 1999 as the Company increases production volume and reduces per unit product cost, while maintaining control over departmental expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO THE THREE MONTHS ENDED APRIL 4,
1998

NET SALES. During the three months ended April 3, 1999, the Company started selling motorcycles to its domestic dealer network. Primarily all of the Company's net sales for the three months ended April 3, 1999 were due to sales of the Company's motorcycles. Net sales also included sales of accessories, parts, and merchandise and apparel. The Company anticipates increasing motorcycle production and sales through the remainder of Fiscal 1999.

GROSS MARGIN. The negative gross margin for the three months ended April 3, 1999 was due to initial production start-up costs, delays in motorcycle production and the inability to fully cover through production volume the labor and overhead costs incurred to produce the Company's motorcycles. The Company anticipates that the gross margin will improve over the remainder of Fiscal 1999 as the Company increases production volume of its motorcycles.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1.4 million during the three months ended April 3, 1999 from $1.5 million in the comparable prior period. In the first quarter of 1998, research and development expenses reflected increases in staffing and increased product design and development costs, as well as expenses for developing prototypes. In the first quarter of 1999, research and development expenses reflected continued testing and modification of the Super X motorcycle and the development of additional models.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $1.4 million during the three months ended April 3, 1999 from $840,000 in the comparable prior period. The increase was primarily due to staffing increases, increased advertising and promotion costs, increased participation at various marketing events and dealer network development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.6 million during the three months ended April 3, 1999 from $1.3 million in the comparable prior period. The increase was primarily due to staffing increases and increases in general operating expenses due to Company growth.

INTEREST INCOME. Interest income decreased to $160,000 during the three months ended April 3, 1999 from $410,000 in the comparable prior period due to decreased average levels of cash, cash equivalents and short-term investments held by the Company. See "Liquidity and Capital Resources."

INTEREST EXPENSE AND OTHER. Interest expense and other increased to $760,000 during the three months ended April 3, 1999 from $360,000 in the comparable prior period due to increased average levels of debt outstanding. See "Liquidity and Capital Resources."

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $2.4 million at April 3, 1999, as compared to $4.7 million at January 2, 1999. The decrease is due primarily to cash paid for operating expenses, inventory purchases, and property and equipment additions. Such decrease was offset by proceeds from restricted cash draws, proceeds from a multi-advance working capital loan, and net proceeds from the Series C Convertible Preferred Stock offering (see below).

         The Company anticipates that it will incur significant losses from operations during Fiscal 1999 due to the transition from the development stage to an operating company. As of May 10, 1999, the Company's currently available resources included cash and cash equivalents (which included the proceeds received from the sale of the Series D Convertible Preferred Stock offering (see below) and amounts drawn under the working capital loan), and available restricted cash. The Company's existing resources and estimated cash from operations may not be sufficient to fund its cash requirements during Fiscal 1999. Accordingly, the Company intends to seek a combination of debt and/or equity financing during Fiscal 1999. There can be no assurance that sufficient additional debt or equity financing will be available or, if available, will be on terms favorable to the Company or its shareholders.

         In addition, the Company's debt agreements contain certain restrictive covenants, among other requirements, relating to the Company's current ratio, tangible net worth, debt to net worth ratio and debt service coverage ratio. Except for the current ratio covenant, the Company was in compliance with all covenants as of April 3, 1999. The lenders have agreed to waive the current ratio covenant, as necessary, through January 1, 2000. Because of its anticipated losses during Fiscal 1999, the Company will likely not comply with other covenant ratios at various times in Fiscal 1999. Absent a waiver of such covenants by the lenders or amendment of the applicable agreements, such non-compliance would lead to an event of default in the agreements, in which case the lender(s) could demand repayment of the obligation(s).

ISSUANCE OF SERIES C CONVERTIBLE PREFERRED STOCK

         In January 1999, an institutional investor (the "Investor") purchased 3,000 shares of the Company's Series C Convertible Preferred Stock ("Series C") for a gross purchase price of $3.0 million, from which the Company received $2.8 million in net proceeds. Until September 1999, the conversion price of the Series C is fixed (the "fixed conversion price"). After September 1999, the conversion price will adjust based on a defined average market price of the Company's common stock (the "Market Price"), but will never exceed the fixed conversion price. If the Market Price is less than $5.00 per share on the date of conversion, then the Series C conversion price will be 105% of such Market Price. The Company is required to redeem any unconverted Series C (and any unconverted shares of its Series B Convertible Preferred Stock ("Series B") issued to the Investor in September
1999) in September 2001 in either cash or common stock at the option of the Company.

         Notwithstanding the foregoing, the holder is not permitted to hold at any point in time an amount of common stock issued upon conversion of Series B or Series C that is greater than 4.99% of the then outstanding shares of the Company's common stock. In addition, if the aggregate amount of shares of common stock of the Company issued upon conversion of the Series B and/or C exceeds 20% of the outstanding shares of common stock of the Company, the Company would be required, at its option, to either (A) submit such issuances of common stock in excess of 20% for the approval of the Company's shareholders and honor the conversion of the amounts in excess of 20%; or (B) redeem all of the outstanding shares of Series B and/or C from the holders at the face amount of the Preferred Stock ($1,000 per share). The provision in the preceding clause (A) is required by the Marketplace Rules of the Nasdaq Stock Market.

         In addition, warrants to purchase 102,000 shares of the Company's common stock were issued in connection with the Series C offering. The warrants have an exercise price of either $11.28 or $8.44 (after repricing, see "Issuance of Series D Convertible Preferred Stock" below) and expire five years from the date of the Series C offering.

         As of May 1, 1999, the Company has received conversion notices from the Investor to convert 3,250 shares of the Series B into 435,023 shares of common stock of the Company. As of May 1, 1999, there were outstanding 6,750 shares of Series B and 3,000 shares of Series C.

ISSUANCE OF SERIES D CONVERTIBLE PREFERRED STOCK

         In May 1999, an institutional investor and the Investor purchased an aggregate of 10,000 shares of the Company's Series D Convertible Preferred Stock ("Series D") for a gross purchase price of $10.0 million, from which the Company received $9.5 million in net proceeds. Subject to certain limited restrictions, the holder of the Series D may convert the Series D to common stock at any time. Until May 2000, the conversion price of the Series D is fixed. After May 2000, the conversion price will adjust based on the Market Price, but will never exceed the fixed conversion price. In addition, the Series D includes a dividend payable at the rate of 6% per annum. The dividend is payable quarterly in cash or common stock at the option of the Company. The Company is required to redeem any unconverted Series D in May 2002 in either cash or common stock at the option of the Company.

         Notwithstanding the foregoing, each holder is not permitted to hold at any point in time an amount of common stock issued upon conversion of Series D that is greater than 4.99% of the then outstanding shares of the Company's common stock. In addition, if the aggregate amount of shares of common stock of the Company issued upon conversion of the Series D exceeds 20% of the outstanding shares of common stock of the Company, the Company would be required, at its option, to either (A) submit such issuances of common stock in excess of 20% for the approval of the Company's shareholders and honor the conversion of the amounts in excess of 20%; or (B) redeem all of the outstanding shares of Series D from the holders at the face amount of the Preferred Stock ($1,000 per share). The provision in the preceding clause
(A) is required by the Marketplace Rules of the Nasdaq Stock Market.

         In addition, warrants to purchase 440,000 shares of the Company's common stock were issued in connection with the Series D offering. One-half of the warrants have an exercise price of $8.44 and the remaining warrants will have an exercise price based on a defined average market price of the Company's common stock on November 30, 1999, and will expire five years from the date of the Series D offering. The Company also agreed, as a condition to the purchase of the Series D by the Investor, to reprice the warrant issued to the Investor pursuant to the Series C offering.

         As of May 10, 1999, there were outstanding 10,000 shares of Series D.

YEAR 2000 ISSUE

         The Company has assessed the impact of the year 2000 on the Company's significant internal systems and software, which include information technology
(IT) and non-IT, or embedded technology, systems. The Company believes that its internal systems and software are year 2000 compliant. The Company's internal year 2000 assessment is based in large part on the recent acquisition and installation of substantially all of the Company's internal systems and software, which began in 1997. The Company also has initiated discussions with its significant vendors to ensure that those parties have appropriate plans to remediate year 2000 issues. The Company is assessing the extent to which its operations are vulnerable should those vendors fail to properly remediate their computer systems. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, the Company's production would be interrupted, which would materially adversely affect its results of operations. During 1999, the Company will attempt to identify, if possible, multiple vendor sources to address such contingency.

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

- THE COMPANY IS TRANSITIONING FROM THE DEVELOPMENT STAGE TO AN OPERATING COMPANY; THE AMOUNT OF OPERATINg LOSSES IS EXPECTED TO DECLINE OVER THE REMAINING QUARTERS OF FISCAL 1999 AS THE COMPANY INCREASES PRODUCTION VOLUME AND REDUCES THE PER UNIT PRODUCT COST, WHILE MAINTAINING CONTROL OVER DEPARTMENTAL EXPENSES; THE COMPANY ANTICIPATES THAT THE GROSS
     MARGIN WILL IMPROVE OVER THE REMAINDER OF FISCAL 1999--The Company commenced revenue-producing operations in the first quarter of Fiscal 1999. There can be no assurance that the Company will generate significant motorcycle sales or become profitable. As of April 3, 1999, the Company had an accumulated deficit of $41.7 million.

     During the transition to an operating company, the Company must successfully increase the production volume of the Super X, produce a high-quality motorcycle and control production costs. Factors that may affect the volume of production include the ability of the Company to maintain adequate quantities of high-quality components and supplies, to refine its manufacturing processes, to solve unanticipated manufacturing problems, and to hire additional qualified personnel. Factors that may affect production costs and the resulting gross margin include the ability of the Company to purchase motorcycle components and supplies at reasonable costs and to increase production volume. The Company has tried to produce high-quality products through the design, construction and equipping of its manufacturing line, the design of the Super X, its choice of vendors, testing of components and supplies received, and testing of motorcycles in the production process; however, the Company has not yet manufactured a sufficient number of motorcycles to properly assess the effect of increasing production volume on product quality.

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

     The Company's success also depends upon market acceptance of its brand of products. Market acceptance depends upon the ability of the Company to continue to establish its intended brand image, a reputation for high quality and to differentiate its brand of products from its competitors. The Company operates in a highly competitive environment and competes against established motorcycle manufacturers such as Harley-Davidson, BMW, Ducati, Honda, Kawasaki, Moto Guzzi, Suzuki, Triumph and Yamaha. Harley-Davidson, which is expected to be the Company's primary competitor in the U.S. market, has stated in its public reports that it had a 49% share of the U.S. market for new heavyweight motorcycle registrations in 1998 and that it will double its 1995 production capacity by the year 2003. The Company also expects that other manufacturers will attempt to enter the industry. The Company's established competitors have greater resources than the Company.

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

- THE COMPANY'S EXISTING RESOURCES AND ESTIMATED CASH FROM OPERATIONS MAY NOT BE SUFFICIENT TO FUND ITS CASH REQUIREMENTS DURING FISCAL 1999. ACCORDINGLY, THE COMPANY INTENDS TO SEEK A COMBINATION OF DEBT AND/OR EQUITY FINANCING DURING FISCAL 1999.--If the Company's estimates of the amount of cash to be received from operations during Fiscal 1999 are incorrect due to the inability of the Company to produce quality motorcycles at an increasing quarterly volume, reduce per unit production costs, control departmental costs, or manage inventory effectively, or other unanticipated events, then the Company will be required to obtain additional financing. There can be no assurance that additional debt or equity financing will be available or, if available, will be on terms favorable to the Company or its shareholders. Any additional equity financing may cause substantial dilution to existing equity holders.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         In addition, the Company's earnings would be affected by changes in short-term interest rates as a result of its borrowings under its multi-advance working capital loan. Based on Fiscal 1998 year-end balances, it is estimated that a one-percent increase in short-term interest rates would not have a material impact on interest expense or net loss.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  Not applicable

ITEM 2. CHANGES IN SECURITIES

                  In January 1999, the Company issued 3,000 shares of Series C to a single institutional investor in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under Section 4(2). The aggregate purchase price for the Series C was $3.0 million, with net proceeds to the Company of $2.8 million. Shoreline Pacific Advisors acted as placement agent for the Company in the transaction and received $150,000 in cash compensation and a warrant to purchase 27,000 shares of the Company's common stock. The transaction and the conversion feature of the Series C are described in Part I of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For additional terms of the Series C, see the Company's Amended Statement of Designation of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, incorporated by reference as
                  Exhibit 4.5 to this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5. OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1998:


Exhibit                    Description
-------                    -----------
3.1      Restated Articles of Incorporation of Company, as Amended.(1)

3.3      By-Laws of the Company.

4.1 Securities Purchase Agreement dated as of September 3, 1998, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the
         Buyers listed therein.(5)

4.2 Registration Rights Agreement dated as of September 3, 1998, by and between Excelsior-Henderson Motorcycle Manufacturing Company and the
         Buyers listed therein.(5)

4.3 Amended Statement of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Minnesota on September 3, 1998.(5)

4.4      Form of Common Stock Purchase Warrant Certificate dated September 3, 1998.(5)

4.5      Statement of Designation of Rights, Preferences and Limitations of
         Series C Convertible Preferred Stock as filed with the Secretary of
         State of the State of Minnesota on January 20, 1999.(6)

4.6      Promissory Note, dated December 1, 1997, from the Company to Minnesota
         Agricultural and Economic Development Board.(6)

4.7      Specimen Taxable Industrial Development Revenue Bond (Excelsior-Henderson
         Project) Series 1998.

10.1     Loan Agreement, dated as of November 1, 1997, by and between Minnesota
         Agricultural and Economic Development Board and the Company.(6)

10.2     Loan Agreement, dated as of July 1, 1998, by and between Economic
         Development Authority of the City of Belle Plaine, Minnesota and the
         Company.(6)

10.3 Assignment of Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of Belle Plaine,
         Minnesota, Finova Public Finance, Inc. and the Company.(6)

10.4     Contract for Private Development by and among City of Belle Plaine,
         Minnesota and Belle Plaine Economic Development Authority Belle Plaine,
         Minnesota and the Company dated as of December 31, 1996.(2)

10.5 Assignment, Assumption and Amendment of Development Contract by and among the City of Belle Plaine, Minnesota, Belle Plaine Economic
         Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine,
         LLC dated April 21, 1997.(3)

10.6     Lease Agreement between Ryan Belle Plaine, LLC and the Company dated
         April 21, 1997.(3)

10.7     Construction Agreement by and between Ryan Belle Plaine, LLC and the
         Company dated April 21, 1997.(3)

10.8     Guaranty by Ryan Companies US, Inc. in favor of the Company dated April 21, 1997.(3)

10.9     Amended and Restated 1995 Stock Option Plan.(3)

10.10 Loan Agreement, dated as of December 22, 1998, by and between the Company and Dakota Bank.(6)

10.11    Form of Employee Agreement.(4)

27       Financial Data Schedule for the quarterly period ended April 3, 1999.

----------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 23, 1997 (Registration No. 333-27789).

(2) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-22765).

(3) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 000-22765).

(4) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 27, 1997 (Registration No. 333-27789).

(5) Incorporated by reference to the like numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 18, 1998 (File No. 000-22765).

(6) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 2, 1999 (File No. 000-22765).

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the first quarter of the 1999 Fiscal Year.

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

                              EXCELSIOR-HENDERSON MOTORCYCLE
                                MANUFACTURING COMPANY

DATE: May 18, 1999         By: /s/ Thomas M. Rootness
                               -------------------------------------------------
                               Thomas M. Rootness,
                                 Senior Vice President of Finance and
                                 Administration and Chief Financial Officer
                                 (Duly authorized officer and Principal
                                 Financial Officer)

                                INDEX TO EXHIBITS


Exhibit                             Description                                                      Page
-------                             -----------                                                      ----
    3.1  Restated Articles of Incorporation of Company.............................     Incorporated by Reference

    3.3  By-Laws of the Company....................................................     Filed Electronically

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

    4.5  Statement of Designation of Rights, Preferences and Limitations of
         Series C Convertible Preferred Stock as filed with the Secretary of
         State of the State of Minnesota on January 20, 1999.......................     Incorporated by Reference

    4.6  Promissory Note, dated December 1, 1997, from the Company
         to Minnesota Agricultural and Economic Development Board..................     Incorporated by Reference

    4.7  Specimen Taxable Industrial Development Revenue Bond
         (Excelsior-Henderson Project) Series 1998.................................     Incorporated by Reference

   10.1  Loan Agreement, dated as of November 1, 1997, by and between Minnesota Agricultural and Economic Development Board
         and the Company...........................................................     Incorporated by Reference

   10.2  Loan Agreement, dated as of July 1, 1998, by and between Economic
         Development Authority of the City of Belle Plaine, Minnesota
         and the Company...........................................................     Incorporated by Reference

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

   10.9  Amended and Restated 1995 Stock Option Plan...............................     Incorporated by Reference

   10.10 Loan Agreement, dated as of December 22, 1998, by and
         between the Company and Dakota Bank.......................................     Incorporated by Reference

   10.11 Form of Employee Agreement................................................     Incorporated by Reference

   27    Financial Data Schedule for the quarterly period ended April 3, 1999......     Filed Electronically
