Form 10-Q
period 1999-07-03
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1999-08-18
CIK 1017904

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended July 3, 1999
                                       or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

Commission file number  000-22765
                        ---------


                         EXCELSIOR-HENDERSON MOTORCYCLE
                              MANUFACTURING COMPANY
            ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Minnesota                                               41-1771946
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          identification no.)


         805 Hanlon Drive
      Belle Plaine, Minnesota                                   56011
      -----------------------                                 ----------
(Address of principal executive offices)                      (Zip code)


                                 (612) 873-7000
                          -----------------------------
                          Registrant's telephone number

                                 Not Applicable
 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 13,637,104 issued and outstanding as of August 4, 1999.

                         EXCELSIOR-HENDERSON MOTORCYCLE
                              MANUFACTURING COMPANY

                          QUARTERLY REPORT ON FORM 10-Q



PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements:

           Balance Sheets (Unaudited) as of July 3, 1999
           and January 2, 1999                                                 3

           Statements of  Operations (Unaudited)
           for the Three Months Ended
           July 3, 1999 and July 4, 1998                                       4

           Statements of  Operations (Unaudited)
           for the Six Months Ended
           July 3, 1999 and July 4, 1998                                       5

           Statements of Cash Flows (Unaudited)
           for the Six Months Ended
           July 3, 1999 and July 4, 1998                                       6

           Notes to Financial Statements                                       7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                          9

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                  15


PART II.   OTHER INFORMATION                                                  15


           SIGNATURES                                                         19

                         PART I -- FINANCIAL INFORMATION
                                   ---------------------

ITEM 1. FINANCIAL STATEMENTS

        EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                                Balance Sheets

                                  (Unaudited)

                                                                                      July 3,         January 2,
                                                                                       1999              1999
                                                                                    -----------      -----------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 4,795,911      $ 4,697,542
   Trade accounts receivable, net of allowance for doubtful
     accounts of $30,000                                                              2,197,840               --
   Inventories                                                                        6,124,697        1,865,251
   Other current assets                                                                 497,406          541,371
                                                                                    -----------      -----------
               Total current assets                                                  13,615,854        7,104,164
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $2,625,715 and $999,869                                           31,830,089       30,317,118
RESTRICTED CASH                                                                       3,244,446        8,065,727
INTELLECTUAL PROPERTY, net of accumulated
   amortization of $8,074 and $0                                                        279,173          275,532
OTHER ASSETS, net of accumulated amortization of $666,661
   and $402,487                                                                       2,121,887        2,225,591
                                                                                    -----------      -----------
                                                                                    $51,091,449      $47,988,132
                                                                                    -----------      -----------
                                                                                    -----------      -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $ 6,697,641      $ 5,540,599
   Accrued liabilities                                                                3,651,516        3,761,657
   Current maturities of long-term debt                                               1,676,710          919,533
                                                                                    -----------      -----------
               Total current liabilities                                             12,025,867       10,221,789
LONG-TERM DEBT, less current maturities                                              23,014,613       20,569,409
                                                                                    -----------      -----------
STOCKHOLDERS' EQUITY:
   Series B Convertible Preferred Stock, par value $0.01; 6,750 and 10,000
      shares authorized, issued and outstanding                                       6,294,375        9,325,000
   Series C Convertible Preferred Stock, par value $0.01; 3,000 shares
      authorized, issued and outstanding                                              2,849,000               --
   Series D Convertible Preferred Stock, par value $0.01; 10,000
      shares authorized, issued and outstanding                                       9,499,364               --
   Common stock, par value $0.01; 25,000,000 shares authorized; 13,637,104 and
      13,083,461 shares issued and outstanding                                          136,371          130,835
   Additional paid-in capital                                                        45,033,334       41,658,923
   Accumulated deficit                                                              (47,761,475)     (33,917,824)
                                                                                    -----------      -----------
               Total stockholders' equity                                            16,050,969       17,196,934
                                                                                    -----------      -----------
                                                                                    $51,091,449      $47,988,132
                                                                                    -----------      -----------
                                                                                    -----------      -----------

    The accompanying notes are an integral part of these balance sheets.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                            Statements of Operations

                                  (Unaudited)

                                                                    Three Months Ended
                                                               ----------------------------
                                                                 July 3,          July 4,
                                                                   1999             1998
                                                               -----------      -----------
NET SALES                                                      $11,359,642      $        --
COST OF SALES                                                   12,843,942               --
                                                               -----------      -----------
               Gross margin                                     (1,484,300)              --
                                                               -----------      -----------
DEPARTMENTAL EXPENSES:
   Research and development                                      1,096,824        2,623,477
   Sales and marketing                                           1,337,225          752,901
   General and administrative                                    1,358,218        1,202,938
                                                               -----------      -----------
               Total departmental expenses                       3,792,267        4,579,316
                                                               -----------      -----------
   Operating loss                                               (5,276,567)      (4,579,316)
INTEREST INCOME                                                    131,998          253,957
INTEREST EXPENSE AND OTHER                                        (778,675)        (364,753)
                                                               -----------      -----------
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS                       (5,923,244)      (4,690,112)
   Less: Preferred stock dividends                                (151,233)              --
                                                               -----------      -----------
NET LOSS APPLICABLE TO COMMON STOCK                            $(6,074,477)     $(4,690,112)
                                                               -----------      -----------
                                                               -----------      -----------
NET LOSS PER COMMON SHARE:
   Basic and diluted                                           $     (0.45)     $     (0.36)
                                                               -----------      -----------
                                                               -----------      -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                            13,584,736       13,034,553
                                                               -----------      -----------
                                                               -----------      -----------

  The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                            Statements of Operations

                                   (Unaudited)

                                                                   Six Months Ended
                                                             -----------------------------
                                                               July 3,           July 4,
                                                                 1999             1998
                                                             ------------      -----------
NET SALES                                                    $ 13,216,874      $        --
COST OF SALES                                                  17,477,168               --
                                                             ------------      -----------
               Gross margin                                    (4,260,294)              --
                                                             ------------      -----------
DEPARTMENTAL EXPENSES:
   Research and development                                     2,512,818        4,162,605
   Sales and marketing                                          2,762,867        1,588,776
   General and administrative                                   2,914,095        2,483,467
                                                             ------------      -----------
               Total departmental expenses                      8,189,780        8,234,848
                                                             ------------      -----------
   Operating loss                                             (12,450,074)      (8,234,848)
INTEREST INCOME                                                   292,658          668,064
INTEREST EXPENSE AND OTHER                                     (1,535,002)        (728,073)
                                                             ------------      -----------
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS                     (13,692,418)      (8,294,857)
   Less:  Preferred stock dividends                              (151,233)              --
                                                             ------------      -----------
NET LOSS APPLICABLE TO COMMON STOCK                          $(13,843,651)     $(8,294,857)
                                                             ------------      -----------
                                                             ------------      -----------
NET LOSS PER COMMON SHARE:
   Basic and diluted                                         $      (1.03)     $     (0.64)
                                                             ------------      -----------
                                                             ------------      -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic and diluted                                        13,457,312       13,031,187
                                                             ------------      -----------
                                                             ------------      -----------

  The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                    -----------------------------
                                                                                      July 3,           July 4,
                                                                                       1999              1998
                                                                                    ------------      ------------
OPERATING ACTIVITIES:
   Net loss                                                                         $(13,692,418)     $(8,294,857)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                 1,904,376          452,258
         Amortization of debt discount                                                   103,026               --
         Change in current assets and liabilities:
            Accounts receivable                                                       (2,197,840)              --
            Inventories                                                               (4,259,446)              --
            Other current assets                                                          43,965         (120,073)
            Accounts payable                                                           1,157,042         (541,798)
            Accrued liabilities                                                         (110,141)         862,025
                                                                                    ------------      ------------
               Net cash used in operating activities                                 (17,051,436)      (7,642,445)
                                                                                    ------------      ------------
INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments, net                                          --       11,764,689
   Property and equipment additions                                                   (3,145,098)      (6,520,555)
   Purchases of intellectual property                                                    (11,715)         (18,196)
                                                                                    ------------      ------------
               Net cash provided by (used in) investing activities                    (3,156,813)       5,225,938
                                                                                    ------------      ------------
FINANCING ACTIVITIES:
   Proceeds from restricted cash, net                                                  4,821,281         (228,817)
   Payments made for other assets                                                       (160,471)              --
   Proceeds from long-term debt                                                        3,565,819               --
   Repayment of long-term debt                                                          (466,464)        (256,473)
   Proceeds from issuance of convertible preferred stock, net of
      offering expenses                                                               12,348,364               --
   Proceeds from issuance of common stock, net of offering expenses                      198,089            7,484
                                                                                    ------------      ------------
               Net cash provided by (used in) financing activities                    20,306,618         (477,806)
                                                                                    ------------      ------------
               Net increase (decrease) in cash and cash equivalents                       98,369       (2,894,313)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 4,697,542       12,484,502
                                                                                    ------------      ------------
   End of period                                                                    $  4,795,911      $ 9,590,189
                                                                                    ------------      ------------
                                                                                    ------------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                    $  1,311,799      $   621,804
   Noncash transactions-
      Conversion of Series B Convertible Preferred Stock into common stock             3,030,625               --
      Series D Convertible Preferred Stock dividend paid in common stock                 151,233               --
      Property and equipment acquired under capital lease obligations                         --           43,167

  The accompanying notes are an integral part of these financial statements.

              EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

                          Notes to Financial Statements

                                   (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying balance sheet of Excelsior-Henderson Motorcycle Manufacturing Company (the Company) as of July 3, 1999, the statements of operations for the three and six months ended July 3, 1999 and July 4, 1998 and the statements of cash flows for the six months ended July 3, 1999 and July 4, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 3, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. The results of operations for the three months ended July 3, 1999 are not necessarily indicative of the operating results for the full fiscal year or for future periods.

2.   NATURE OF BUSINESS:

In Fiscal Year 1999, the Company began actively selling its products and no longer considers itself to be in the development stage. Although the Company is no longer in the development stage, the Company has not operated profitably to date and there can be no assurance that the Company will operate profitably in the future.

3.   SIGNIFICANT ACCOUNTING POLICIES:

INVENTORIES

Inventories consist of the following:

                                                 July 3,         January 2
                                                  1999              1999
                                               ----------       ----------
      Raw materials and work in process        $5,589,197       $1,865,251
      Finished goods                              173,659               --
      Parts and accessories                       361,841               --
                                               ----------       ----------
                                               $6,124,697       $1,865,251
                                               ----------       ----------
                                               ----------       ----------

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment. Dealers typically finance purchases of the Company's motorcycle through an independent third-party finance company. In certain circumstances, the Company is required to repurchase motorcyles from the finance company.

No reserve was required for this contingency at July 3, 1999. The agreement may be terminated by either party at any time with thirty days written notice.

PRODUCT WARRANTY

Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold at the time of sale.

4.   ISSUANCE OF SERIES D CONVERTIBLE PREFERRED STOCK:

In May 1999, an institutional investor and the institutional investor who purchased the Series B and Series C Convertible Preferred stock (the Investor) purchased an aggregate of 10,000 shares of the Company's Series D Convertible Preferred Stock (the Preferred Stock) for $10.0 million, of which the Company received $9.5 million in net proceeds. The conversion price of the Preferred Stock is $7.65 and is fixed for the first 12 months. Thereafter, the conversion price may vary based upon the market price of the Company's common stock during the period immediately preceding conversion. The Preferred Stock has a six percent annual dividend payable quarterly in cash or common stock of the Company. The Company is required to redeem any unconverted Preferred Stock in May 2002 in either cash or common stock at the option of the Company. In connection with the Preferred Stock offering, warrants to purchase 440,000 of the Company's common stock were issued. One-half of the warrants have an exercise price of $8.44 and the remaining warrants will have an exercise price based on a defined average market price of the Company's common stock on November 30, 1999. All the warrants expire five years from the date of the Preferred Stock offering. The Company also agreed, as a condition of the Preferred Stock offering, to reprice the warrant issued to the Investor pursuant to the Company's Series C Convertible Preferred Stock offering to $8.44 per common share.

                         EXCELSIOR-HENDERSON MOTORCYCLE
                              MANUFACTURING COMPANY

THE INFORMATION PRESENTED BELOW IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS OR STATEMENTS OF INTENTION THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER "FORWARD-LOOKING STATEMENTS" BELOW, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. BECAUSE ACTUAL RESULTS MAY DIFFER, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. ANY FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE OF THIS REPORT AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT SUBSEQUENT CHANGES.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company designs, manufactures, markets and sells a proprietary brand of premium heavyweight cruiser motorcycles. On January 30, 1999, the Company produced and shipped its first revenue motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X"). The Company is transitioning from the development stage to an operating company and its operations are subject to all of the risks inherent in such transition. Primarily as a result of the pre-operating and operating expenses described below in "Results of Operations," the Company's accumulated deficit as of July 3, 1999 was $47.8 million. The Company expects to incur continued operating losses during Fiscal 1999 and expects its net loss for Fiscal 1999 will exceed $23 million. However, the Company anticipates that overall expense levels for the remainder of Fiscal 1999 will be lower as the Company adjusts expenses to expected sales of its motorcycles. During the third and fourth quarters of 1999, the Company also expects to add to its existing leadership team and has commenced searches for a President and a new Chief Financial Officer.

     The Company began producing its Year 2000 model motorcycles during August 1999. The Company believes that it is best to allow production volume to stabilize while it focuses on improving and expanding its dealer distribution network and sales process, continuing to create demand for its motorcycles, reducing component costs and recruiting and developing a new senior management team. The Company expects to maintain motorcycle production volume for each of the third and fourth quarters of Fiscal 1999 near the production volume levels of the second quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 1999 COMPARED TO THE THREE MONTHS ENDED JULY 4, 1998

NET SALES. Primarily all of the Company's net sales for the three months ended July 3, 1999 were due to sales of the Company's motorcycles. The Company shipped 724 motorcycles to its dealer distribution network during the three months ended July 3, 1999. Net sales also included sales of accessories, parts, and merchandise and apparel.

GROSS MARGIN. The negative gross margin for the three months ended July 3, 1999 was due to the cost of raw materials and the inability to fully cover through production volume the labor and overhead costs incurred to produce the Company's motorcycles. The Company anticipates that it will have a negative gross margin for the remainder of Fiscal 1999 but that the gross margin will improve as the Company implements raw material cost reduction initiatives and adjusts the labor and overhead cost components based on anticipated production volumes.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1.1 million during the three months ended July 3, 1999 from $2.6 million in the comparable prior period. In the second quarter of 1998, research and development expenses reflected increases in staffing and increased product design and development costs, as well as expenses for developing prototypes. In the second quarter of 1999, research and development expenses reflected continued testing and modification of the Super X motorcycle and the continued development of additional models.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $1.3 million during the three months ended July 3, 1999 from $750,000 in the comparable prior period. The increase was primarily due to staffing increases, increased advertising and promotion costs, increased participation at various marketing events and dealer distribution network development. For the remainder of Fiscal 1999, the Company anticipates increasing sales and marketing staffing and implementing various sales and marketing programs to assist the dealer distribution network in selling the Company's motorcycles. The Company has recently began adding dealers to its dealer distribution network to create additional sales and service points and has approximately 105 dealers as of the date of this report.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.4 million during the three months ended July 3, 1999 from $1.2 million in the comparable prior period. The increase was primarily due to staffing increases, increases in insurance costs and increases in general operating expenses due to Company growth.

INTEREST INCOME. Interest income decreased to $130,000 during the three months ended July 3, 1999 from $250,000 in the comparable prior period due to decreased average levels of cash, cash equivalents and short-term investments held by the Company. See "Liquidity and Capital Resources."

INTEREST EXPENSE AND OTHER. Interest expense and other increased to $780,000 during the three months ended July 3, 1999 from $360,000 in the comparable prior period due to increased average levels of debt outstanding and the expense associated with the Company's agreement with an independent third-party finance company to assume the trade accounts receivable from the majority of the Company's dealer network. See "Liquidity and Capital Resources."


SIX MONTHS ENDED JULY 3, 1999 COMPARED TO THE SIX MONTHS ENDED JULY 4, 1998

NET SALES. During the six months ended July 3, 1999, the Company started selling its motorcycles to its domestic dealer distribution network. Primarily all of the Company's net sales for the six months ended July 3, 1999 were due to sales of the Company's motorcycles. The Company shipped 851 motorcycles to its dealer distribution network during the six months ended July 3, 1999. Net sales also included sales of accessories, parts, and merchandise and apparel.

GROSS MARGIN. The negative gross margin for the six months ended July 3, 1999 was due to initial production start-up costs, delays in motorcycle production, the cost of raw materials and the inability to fully cover through production volume the labor and overhead costs incurred to produce the Company's motorcycles. The Company anticipates that it will have a negative gross margin for the remainder of Fiscal 1999 but that the gross margin will improve as the Company implements raw material cost reduction initiatives and adjusts the labor and overhead cost components based on anticipated production volumes.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $2.5 million during the six months ended July 3, 1999 from $4.2 million in the comparable prior period. During the six months ended July 3, 1998, research and development expenses reflected increases in staffing and increased product design and development costs, as well as expenses for developing prototypes. During the six months ended July 3, 1999, research and development expenses reflected continued testing and modification of the Super X motorcycle and the continued development of additional models.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $2.8 million during the six months ended July 3, 1999 from $1.6 million in the comparable prior period. The increase was primarily due to staffing increases, increased advertising and promotion costs, increased participation at various marketing events and dealer network development. For the remainder of Fiscal 1999, the Company anticipates increasing sales and marketing staffing and implementing various sales and marketing programs to assist the dealer distribution network in selling the Company's motorcycles. The Company has recently began adding dealers to its dealer distribution network to create additional sales and service points and has approximately 105 dealers as of the date of this report.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.9 million during the six months ended July 3, 1999 from $2.5 million in the comparable prior period. The increase was primarily due to staffing increases and increases in general operating expenses due to Company growth.

INTEREST INCOME. Interest income decreased to $290,000 during the six months ended July 3, 1999 from $670,000 in the comparable prior period due to decreased average levels of cash, cash equivalents and short-term investments held by the Company. See "Liquidity and Capital Resources."

INTEREST EXPENSE AND OTHER. Interest expense and other increased to $1.5 million during the six months ended July 3, 1999 from $730,000 in the comparable prior period due to increased average levels of debt outstanding and the expense associated with the Company's agreement with an independent third-party finance company to assume the trade accounts receivable from the majority of the Company's dealer network. See "Liquidity and Capital Resources."

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $4.8 million at July 3, 1999, as compared to $4.7 million at January 2, 1999. The slight increase is due primarily to proceeds from restricted cash draws, proceeds from a multi-advance working capital loan, net proceeds from the Series C and D Convertible Preferred Stock offerings (see below) and revenue from product sales.

     The Company anticipates that it will continue to incur significant losses from operations during Fiscal 1999 due to the transition from the development stage to an operating company. As of August 1, 1999, the Company's currently available resources included cash and cash equivalents and available restricted cash. The Company's existing resources and estimated negative cash flow from operations will not be sufficient to fund its cash requirements during the remainder of Fiscal 1999. Accordingly, the Company will need to continue to obtain significant debt and/or equity financing to fund its capital and operations requirements based on expected operating results. The Company has retained an investment banking firm to seek the additional financing. There can be no assurance, however, that sufficient additional debt or equity financing will be available or, if available, will be on terms favorable to the Company or its shareholders.

     In addition, the Company's debt agreements contain certain restrictive covenants, among other requirements, relating to the Company's current ratio, tangible net worth, debt to net worth ratio and debt service coverage ratio. As of July 3, 1999, the Company was in compliance with all covenants. Because of its anticipated losses during Fiscal 1999, the Company will likely not comply with other covenant ratios at various times in Fiscal 1999. The lenders have previously agreed to waive the current ratio covenant, as necessary, through January 1, 2000. If the Company violates other covenants, absent a waiver of such other covenants by the lenders or amendment of the applicable agreements, such non-compliance would lead to an event of default in the agreements, in which case the lender(s) could demand immediate repayment of the obligation(s).

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

     As of August 1, 1999, the Company has received conversion notices from the Investor to convert 3,250 shares of the Series B into 435,023 shares of common stock of the Company. As of August 1, 1999, there were outstanding 6,750 shares of Series B and 3,000 shares of Series C.

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

     As of August 1, 1999, there were outstanding 10,000 shares of Series D.

YEAR 2000 ISSUE

     The Company has assessed the impact of the year 2000 on the Company's significant internal systems and software, which include information technology (IT) and non-IT, or embedded technology, systems. The Company believes that its internal systems and software are year 2000 compliant. The Company's internal year 2000 assessment is based in large part on the recent acquisition and installation of substantially all of the Company's internal systems and software, which began in 1997. The Company also has initiated discussions with and has sent questionnaires to its significant vendors to ensure that those parties have appropriate plans to remediate year 2000 issues. The Company is assessing the extent to which its operations are vulnerable should those vendors fail to properly remediate their computer systems. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, the Company's production would be interrupted, which would materially adversely affect its results of operations. During 1999, the Company will attempt to identify, if possible, multiple vendor sources to address such contingency.

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


FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q, including those summarized next to the bullet points below, are forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below. Any forward-looking statements are made only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events.

- The Company is transitioning from the development stage to an operating company; the Company expects to incur continued operating losses during Fiscal 1999 and expects its net loss for Fiscal 1999 will exceed $23 million; the Company anticipates that overall expense levels for the remainder of Fiscal 1999 will be lower as the Company adjusts expenses to expected sales of its motorcycles; the Company expects to maintain motorcycle production volume for each of the third and fourth quarters of Fiscal 1999 near the production volume levels of the second quarter; the Company believes that it is best to allow production volume to stabilize while it focuses on expanding and improving its dealer distribution network and sales process, continuing to create demand for its motorcycles, reducing component costs and recruiting and developing a new senior management team; the Company anticipates that the negative gross margin will improve over the remainder of Fiscal 1999.

     The Company commenced revenue-producing operations in the first quarter of Fiscal 1999. There can be no assurance that the Company will generate significant motorcycle sales or become profitable. As of July 3, 1999, the Company had an accumulated deficit of $47.8 million. During the transition to an operating company, the Company must successfully increase the production volume of the Super X, produce a high-quality motorcycle, control production costs, and sell all of the motorcycles it produces. In addition, the Company must successfully lower overall expense levels during the remainder of Fiscal 1999. The amount of the Company's net loss for Fiscal 1999 will be directly dependent on the Company's ability to successfully address the foregoing factors.

     The ability of the Company to sell all of the motorcycles it produces is dependent on the effectiveness of the Company's dealer network, internal sales team, the success of the Company's new sales and marketing programs to assist dealers in selling motorcycles, and ultimately market demand for the Company's motorcycle products. The Company must also attract additional dealers to sell its brand of products at the anticipated production levels. In addition, the Company must support its dealers through, among other things, providing continuing education about the Company's brand of products, adding additional qualified sales personnel, providing warranty support, supplying parts and accessories, and training sales and service personnel. The Company does not have a significant history in such dealer support. If the Company is unable to maintain its dealer network, sales and distribution of the Company's products will be adversely affected.

     Market demand depends upon the ability of the Company to continue to establish its intended brand image, establish a reputation for high quality, to differentiate its brand of products from its competitors and to establish marketing programs that effectively communicate the Company's message to retail purchasers. In addition, the Company operates in a highly competitive environment and competes against established motorcycle manufacturers such as Harley-Davidson, BMW, Ducati, Honda, Kawasaki, Moto Guzzi, Suzuki, Triumph and Yamaha. Harley-Davidson, which is expected to be the Company's primary competitor in the U.S. market, has stated in its public reports that it had a 49% share of the U.S. market for new heavyweight motorcycle registrations in 1998 and that it will double its 1995 production capacity by the year 2003. The Company also expects that other manufacturers will attempt to enter the industry. The Company's established competitors have greater resources than the Company.

     Factors that may affect production costs and the resulting gross margin include the ability of the Company to purchase motorcycle components and supplies at reasonable costs and to efficiently utilize personnel. Factors that may affect the volume of production include the ability of the Company to maintain adequate quantities of high-quality components and supplies, to refine its manufacturing processes and to solve unanticipated manufacturing problems. The Company has tried to produce high-quality products through the design, construction and equipping of its manufacturing line, the design of the Super X, its choice of vendors, testing of components and supplies received, and testing of motorcycles in the production process; however, the Company has not yet manufactured a sufficient number of motorcycles to properly assess the effect of increasing production volume on product quality.

     Factors that may affect the ability of the Company to lower overall expense levels include the ability of the Company to improve its management capabilities, and improve its sales, marketing and production processes.

     The Company relies on original equipment suppliers to supply most of the proprietary and non-proprietary components that are used to manufacture its motorcycles, which practice the Company believes to be common in the industry. Although most of the components have multiple suppliers available, for most of the components the Company relies on a sole source of supply. Such reliance, however, involves a number of significant risks, including the unavailability of or interruptions in delivery of such components, manufacturing delays caused by such unavailability or interruptions, and fluctuations in the quality and price of such components. Any significant adverse variation in the quantity, quality or cost of such components manufactured by suppliers, especially single-source suppliers, could materially and adversely affect the volume of production and the cost of the Company's product, until an additional source of supply is identified.

     The Company purchases certain components from foreign suppliers. In addition to the risks of dependence on suppliers described above, the risks of dependence on foreign suppliers include currency fluctuations affecting the value of goods purchased, trade restrictions, changes in tariffs and difficulty of enforcing supply arrangements.

- The Company's existing resources and estimated negative cash flow from operations will not be sufficient to fund its cash requirements during the remainder of Fiscal 1999; the Company will need to continue to obtain significant additional debt and/or equity financing to fund its capital and operations requirements based on expected operating results.

     There can be no assurance that additional debt or equity financing will be available or, if available, will be on terms favorable to the Company or its shareholders. Any additional equity financing may cause substantial dilution to existing equity holders. In addition, if the Company's estimates of the amount of cash to be received from operations during the remainder of Fiscal 1999, or the amount of debt and equity financing needed, are incorrect due to the inability of the Company to produce quality motorcycles at an increasing volume, reduce per unit production costs, lower overall expenses, manage inventory effectively, or sell its motorcycles, or other unanticipated events, then the Company would be required to obtain additional financing beyond its current estimates.

- The Company believes that its internal systems and software are year 2000 compliant; during 1999, the Company will attempt to identify, if possible, multiple vendor sources to address year 2000 contingencies

     The Company's assessment of its internal year 2000 status may be incorrect or incomplete. If such assessment is incorrect or incomplete, the Company's production of its motorcycles may be interrupted. In addition, the Company has not yet completed its assessment of the effect the year 2000 problem may have on the Company's vendors. If certain vendors for a particular product are unable to supply such product because of year 2000 problems, other vendors who supply such product may not be able to meet the increased demand for such product, which could cause an interruption in the Company's production. Due to the complex nature of the year 2000 problem, it is even possible that all vendors for a particular item could have year 2000 compliance problems and be unable to supply goods to the Company, which would materially affect the Company's ability to continue production until such product could be obtained. Any interruption in production caused by year 2000 problems could materially adversely affect the Company's operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company anticipates that it will be exposed to market risk from changes in foreign exchange and interest rates with respect to its components obtained from foreign sources. The Company is currently analyzing such risk and will attempt to reduce such risk through the use of certain financial instruments. In addition, the Company has entered into an import letter of credit in the amount of $625,000 for the benefit of a foreign vendor.

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

                          PART II -- OTHER INFORMATION
                                     -----------------

ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. CHANGES IN SECURITIES

        In May 1999, the Company issued 10,000 shares of Series D to two institutional investors in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under
        Section 4(2). The aggregate purchase price for the Series D was $10.0 million, with net proceeds to the Company of $9.5 million. Shoreline Pacific Advisors acted as placement agent for the Company in the transaction and received $500,000 in cash compensation and a warrant to purchase 90,000 shares of the Company's common stock. The transaction and the conversion feature of the Series D are described in Part I of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." For additional terms of the Series D, see the Company's Statement of Designation of Rights, Preferences and Limitations of Series D Convertible Preferred Stock, incorporated by reference as Exhibit 4.8 to this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Shareholders of the Company was held on June 5, 1999. At such meeting, the following matters were voted on:

        1. The five individuals listed below were elected to the Company's Board of Directors, with each receiving the number of shares set forth opposite his name.

             a. Daniel L. Hanlon 12,015,497 for nominee and 100,786 withheld
             b. David P. Hanlon 12,015,577 for nominee and 100,706 withheld
             c. John B. Donahue 11,337,365 for nominee and 778,918 withheld
             d. Wayne M. Fortun 12,015,352 for nominee and 100,931 withheld
             e. David R. Pomije 11,955,616 for nominee and 160,667 withheld

        2. An Amendment to the Company's Amended and Restated 1995 Stock Plan was approved with 6,843,020 votes cast for the motion, 372,247 votes cast against the motion, 51,727 votes abstaining and 4,849,289 broker non-votes.

        3. The appointment of Arthur Andersen LLP as independent public accountants of the Company for the 1999 fiscal year was ratified with 12,064,427 votes cast for the motion, 27,851 votes cast against the motion, 24,005 votes abstaining and no broker non-votes.

        For further information respecting all such matters reference is made to the Company's definitive proxy statement dated April 28, 1999 (File No. 000-22765).

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1998:

EXHIBIT                    DESCRIPTION
-------                    -----------

    3.1  Restated Articles of Incorporation of Company, as Amended.(1)
    3.3  By-Laws of the Company.(11)
    4.1 Securities Purchase Agreement dated as of September 3, 1998, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.(5)
    4.2 Registration Rights Agreement dated as of September 3, 1998, by and between Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.(5)
    4.3 Amended Statement of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Minnesota on September 3, 1998.(5)
    4.4 Form of Common Stock Purchase Warrant Certificate dated September 3, 1998.(5)
    4.5 Statement of Designation of Rights, Preferences and Limitations of Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Minnesota on January 20, 1999.(6)
    4.6 Promissory Note, dated December 1, 1997, from the Company to Minnesota Agricultural and Economic Development Board.(6)
    4.7 Specimen Taxable Industrial Development Revenue Bond (Excelsior-Henderson Project) Series 1998. (6)
    4.8 Statement of Designation of Rights, Preferences and Limitations of Series D Convertible Preferred Stock, filed on May 3, 1999.(7)
    4.9 Registration Rights Agreement, dated as of April 30, 1999, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.(8)
    4.10 Form of Common Stock Purchase Warrant Certificate for the
         purchase of shares of Common Stock of Excelsior-Henderson
         Motorcycle Manufacturing Company.(9)
    4.11 Securities Purchase Agreement, dated as of April 30, 1999, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.(10)
   10.1 Loan Agreement, dated as of November 1, 1997, by and between Minnesota Agricultural and Economic Development Board and the Company.(6)
   10.2 Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of Belle Plaine, Minnesota and the Company.(6)
   10.3 Assignment of Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of Belle Plaine, Minnesota, Finova Public Finance, Inc. and the Company.(6)
   10.4 Contract for Private Development by and among City of Belle Plaine, Minnesota and Belle Plaine Economic Development Authority Belle Plaine, Minnesota and the Company dated as of December 31, 1996.(2)
   10.5 Assignment, Assumption and Amendment of Development Contract by and among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC dated April 21, 1997.(3)
   10.6 Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(3)
   10.7 Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(3)
   10.8 Guaranty by Ryan Companies US, Inc. in favor of the Company dated April 21, 1997.(3)
   10.9  Amended and Restated 1995 Stock Option Plan.(3)
   10.10 Loan Agreement, dated as of December 22, 1998, by and between the Company and Dakota Bank.(6)
   10.11 Form of Employee Agreement.(4)
   27    Financial Data Schedule for the quarterly period ended July 3, 1999.
----------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on May 23, 1997 (Registration No. 333-27789).
(2) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-22765).

(3) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 (File No. 000-22765).
(4) Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 27, 1997 (Registration No. 333-27789).
(5) Incorporated by reference to the like numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 18, 1998 (File No. 000-22765).
(6) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 2, 1999 (File No. 000-22765).
(7) Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on May 17, 1999 (File No. 000-22765).
(8) Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on May 17, 1999 (File No. 000-22765).
(9) Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on May 17, 1999 (File No. 000-22765).
(10) Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed with the Commission on May 17, 1999 (File No. 000-22765).
(11) Incorporated by reference to the like numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1999 (File No. 000-22765).

        Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.


(b)     REPORTS ON FORM 8-K

        On May 17, 1999, the Company filed a Current Report on Form 8-K for the purpose of announcing that the Company had sold and issued 10,000 shares of Series D Convertible Preferred Stock at a purchase price of $1,000 per share.

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



                           EXCELSIOR-HENDERSON MOTORCYCLE
                           MANUFACTURING COMPANY


DATE: August 18, 1999      By: /S/ Daniel L. Hanlon
                           ---------------------------------------------
                               Daniel L. Hanlon,
                                Co-Founder and Co-Chief Executive Officer
                                (Duly authorized officer and Principal Financial Officer)

                           By: /S/ David P. Hanlon
                           ---------------------------------------------
                               David P. Hanlon,
                                Co-Founder and Co-Chief Executive Officer
                                (Duly authorized officer)

                                INDEX TO EXHIBITS

EXHIBIT                             DESCRIPTION                                                      PAGE
-------                             -----------                                                      ----
    3.1  Restated Articles of Incorporation of Company.............................     Incorporated by Reference
    3.3  By-Laws of the Company....................................................     Incorporated by Reference
    4.1  Securities Purchase Agreement dated as of September 3, 1998, by and among Excelsior-Henderson Motorcycle Manufacturing Company and
         the Buyers listed therein.................................................     Incorporated by Reference
    4.2  Registration Rights Agreement dated as of September 3, 1998, by and between Excelsior-Henderson Motorcycle Manufacturing
         Company and the Buyers listed therein.....................................     Incorporated by Reference
    4.3  Amended Statement of Designation of Rights, Preferences and
         Limitations of Series B Convertible Preferred Stock as filed with
         the Secretary of State of the State of Minnesota on September 3, 1998.....     Incorporated by Reference
    4.4  Form of Common Stock Purchase Warrant Certificate dated
         September 3, 1998.........................................................     Incorporated by Reference
    4.5  Statement of Designation of Rights, Preferences and Limitations of
         Series C Convertible Preferred Stock as filed with the Secretary of
         State of the State of Minnesota on January 20, 1999.......................     Incorporated by Reference
    4.6  Promissory Note, dated December 1, 1997, from the Company
         to Minnesota Agricultural and Economic Development Board..................     Incorporated by Reference
    4.7  Specimen Taxable Industrial Development Revenue Bond
         (Excelsior-Henderson Project) Series 1998.................................     Incorporated by Reference
    4.8  Statement of Designation of Rights, Preferences and Limitations
         of Series D Convertible Preferred Stock, filed on May 3, 1999.............     Incorporated by Reference
    4.9  Registration Rights Agreement, dated as of April 30, 1999, by and among Excelsior-Henderson Motorcycle Manufacturing Company
         and the Buyers listed therein.............................................     Incorporated by Reference
    4.10 Form of Common Stock Purchase Warrant Certificate for the purchase of shares of Common Stock of Excelsior-Henderson
         Motorcycle Manufacturing Company..........................................     Incorporated by Reference
    4.11 Securities Purchase Agreement, dated as of April 30, 1999, by and among Excelsior-Henderson Motorcycle Manufacturing Company
         and the Buyers listed therein.............................................     Incorporated by Reference
   10.1  Loan Agreement, dated as of November 1, 1997, by and between Minnesota Agricultural and Economic Development Board
         and the Company...........................................................     Incorporated by Reference
   10.2  Loan Agreement, dated as of July 1, 1998, by and between Economic
         Development Authority of the City of Belle Plaine, Minnesota
         and the Company...........................................................     Incorporated by Reference
   10.3  Assignment of Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of
         Belle Plaine, Minnesota, Finova Public Finance, Inc. and the Company......     Incorporated by Reference
   10.4  Contract for Private Development by and among City of Belle
         Plaine, Minnesota and Belle Plaine Economic Development Authority,
         Belle Plaine, Minnesota and the Company dated as of December 31,
         1996......................................................................     Incorporated by Reference
   10.5  Assignment, Assumption and Amendment of Development Contract by
         and among the City of Belle Plaine, Minnesota, Belle Plaine Economic
         Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle
         Plaine, LLC dated April 21, 1997..........................................     Incorporated by Reference
   10.6  Lease Agreement between Ryan Belle Plaine, LLC and the Company
         dated April 21, 1997......................................................     Incorporated by Reference
   10.7  Construction Agreement by and between Ryan Belle Plaine, LLC
         and the Company dated April 21, 1997......................................     Incorporated by Reference



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