Form 10-Q
period 1999-10-02
EXCELSIOR HENDERSON MOTORCYCLE MANUFACTURING CO
filed 1999-11-22
CIK 1017904

QuickLinks

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 2, 1999
or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                to

Commission file number 000-22765

EXCELSIOR-HENDERSON MOTORCYCLE
MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1771946 (I.R.S. employer identification no.)
805 Hanlon Drive Belle Plaine, Minnesota (Address of principal executive offices)	56011 (Zip code)

(612) 873-7000
Registrant's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value—15,456,766 issued and outstanding as of November 10, 1999.

Excelsior-Henderson Motorcycle
Manufacturing Company

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

Balance Sheets

(Unaudited)

	October 2, 1999	January 2, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,402,476	$4,697,542
Trade accounts receivable, net of allowance for doubtful accounts of $30,000	970,565	—
Inventories	7,495,427	1,865,251
Other current assets	355,707	541,371

Total current assets	11,224,175	7,104,164
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,594,326 and $999,869	31,217,598	30,317,118
RESTRICTED CASH	2,584,388	8,065,727
INTELLECTUAL PROPERTY, net of accumulated amortization of $12,846 and $0	274,402	275,532
OTHER ASSETS, net of accumulated amortization of $800,332 and $402,487	2,003,974	2,225,591

	$47,304,537	$47,988,132

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,420,736	$5,540,599
Accrued liabilities	3,491,432	3,761,657
Current maturities of long-term debt	22,011,030	919,533

Total current liabilities	33,923,198	10,221,789
LONG-TERM DEBT, less current maturities	2,407,620	20,569,409

COMMITMENTS (Note 6)
STOCKHOLDERS' EQUITY:
Series B Convertible Preferred Stock, par value $0.01; and 10,000 shares authorized, 5,250 and 10,000 shares issued and outstanding	4,895,625	9,325,000
Series C Convertible Preferred Stock, par value $0.01; 3,000 shares authorized, issued and outstanding	2,849,000	—
Series D Convertible Preferred Stock, par value $0.01; 10,000 shares authorized, issued and outstanding	9,499,364	—
Common stock, par value $0.01; 25,000,000 shares authorized; 14,405,373 and 13,083,461 shares issued and outstanding	144,054	130,835
Additional paid-in capital	46,591,254	41,658,923
Accumulated deficit	(53,005,578)	(33,917,824)

Total stockholders' equity	10,973,719	17,196,934

	$47,304,537	$47,988,132

The accompanying notes are an integral part of these balance sheets.

EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

Statements of Operations

(Unaudited)

	Three Months Ended
	October 2, 1999	October 3, 1998
NET SALES	$9,001,571	$—
COST OF SALES	10,089,492	—

Gross margin	(1,087,921)	—

DEPARTMENTAL EXPENSES:
Research and development	876,227	4,303,645
Sales and marketing	920,641	1,697,788
General and administrative	1,351,390	1,249,357

Total departmental expenses	3,148,258	7,250,790

Operating loss	(4,236,179)	(7,250,790)
INTEREST INCOME	76,544	240,197
INTEREST EXPENSE AND OTHER	(933,236)	(470,668)

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(5,092,871)	(7,481,261)
LESS—Preferred stock dividends	(151,233)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,244,104)	$(7,481,261)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.38)	$(0.57)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	13,742,319	13,062,586

The accompanying notes are an integral part of these financial statements.

EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

Statements of Operations

(Unaudited)

	Nine Months Ended
	October 2, 1999	October 3, 1998
NET SALES	$22,218,445	$—
COST OF SALES	27,566,659	—

Gross margin	(5,348,214)	—

DEPARTMENTAL EXPENSES:
Research and development	3,389,045	8,466,250
Sales and marketing	3,683,508	3,286,564
General and administrative	4,265,485	3,732,824

Total departmental expenses	11,338,038	15,485,638

Operating loss	(16,686,252)	(15,485,638)
INTEREST INCOME	369,202	908,261
INTEREST EXPENSE AND OTHER	(2,468,238)	(1,198,741)

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS	(18,785,288)	(15,776,118)
LESS—Preferred stock dividends	(302,466)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(19,087,754)	$(15,776,118)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(1.41)	$(1.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	13,552,314	13,041,653

The accompanying notes are an integral part of these financial statements.

EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 2, 1999	October 3, 1998
OPERATING ACTIVITIES:
Net loss	$(18,785,288)	$(15,776,118)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	3,011,431	606,102
Amortization of debt discount	127,895	—
Change in current assets and liabilities:
Accounts receivable	(970,565)	—
Inventories	(5,630,176)	—
Other current assets	185,664	(134,504)
Accounts payable	2,880,137	(1,098,512)
Accrued liabilities	(270,225)	1,180,579

Net cash used in operating activities	(19,451,127)	(15,222,453)

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments, net	—	11,764,689
Property and equipment additions	(3,501,219)	(9,745,128)
Purchases of intellectual property	(11,716)	(55,901)

Net cash provided by (used in) investing activities	(3,512,935)	1,963,660

FINANCING ACTIVITIES:
Proceeds from restricted cash, net	5,481,339	2,028,319
Payments made for other assets	(176,229)	(201,345)
Proceeds from long-term debt	3,565,819	—
Repayment of long-term debt	(764,006)	(433,395)
Proceeds from issuance of convertible preferred stock, net of offering expenses	12,348,364	9,325,000
Proceeds from issuance of common stock, net of offering expenses	213,709	57,474

Net cash provided by financing activities	20,668,996	10,776,053

Net decrease in cash and cash equivalents	(2,295,066)	(2,482,740)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,697,542	12,484,502

End of period	$2,402,476	$10,001,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,873,640	$1,064,485
Noncash transactions—
Conversion of Series B Convertible Preferred Stock into common stock	4,429,375	—
Series D Convertible Preferred Stock dividend paid in common stock	302,466	—
Property and equipment acquired under capital lease obligations	—	185,450
Restricted cash received from long-term debt	—	6,100,000

The accompanying notes are an integral part of these financial statements.

EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY

Notes to Financial Statements

(Unaudited)

1. Basis of Presentation:

    The accompanying balance sheet of Excelsior-Henderson Motorcycle Manufacturing Company (the Company) as of October 2, 1999, the statements of operations for the three and nine months ended October 2, 1999 and October 3, 1998 and the statements of cash flows for the nine months ended October 2, 1999 and October 3, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 2, 1999 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. The results of operations for the three months ended October 2, 1999 are not necessarily indicative of the operating results for the full fiscal year or for future periods.

2. Liquidity Matters, Nature of Business and Restructuring:

    As of November 19, 1999, the Company's currently available resources, which included cash and cash equivalents, totaled approximately $1.0 million. The Company is currently working with an investment-banking firm to obtain additional financing and, in addition, is seeking other potential strategic alternatives. There can be no assurance, however, that sufficient additional financing or any strategic transactions will be available, or, if available, will be on terms favorable to the Company or its shareholders.

    In fiscal year 1999, the Company began actively selling its products and is continuing its transition from a development stage company to an operating company. Although the Company is no longer in the development stage, the Company has not operated profitably to date and there can be no assurance that the Company will operate profitably in the future. The Company anticipates that it will continue to incur significant losses from operations during the remainder of Fiscal 1999 due to the transition from the development stage to an operating company.

    On September 2, 1999, the Company announced that it had commenced a restructuring of its business operations. The restructuring was intended to reduce costs and balance production volumes with current distribution capabilities. As a part of the restructuring, the Company reduced the number of its employees on September 2 from 216 to 119, which reduction affected both production (direct labor) and non-production employees. In addition, concurrent with the restructuring, the Company's management also retained the services of a business consulting firm that advised the Company on the restructuring and that provided the Company with a Chief Operating Officer and a Chief Financial Officer. The Company also appointed a Vice President of Sales and Marketing (See note 6).

3. Significant Accounting Policies:

Inventories

    Inventories consist of the following:

	October 2, 1999	January 2, 1999
Raw materials and work in process	$5,898,233	$1,865,251
Finished goods	1,091,258	—
Parts and accessories	505,936	—

	$7,495,427	$1,865,251

Revenue Recognition

    The Company recognizes revenue at the time of shipment. Dealers typically finance purchases of the Company's motorcycles through an independent third-party company. No reserve was required for this contingency at October 2, 1999. The agreement may be terminated by either party at any time upon thirty days written notice.

Product Warranty

    Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold at the time of sale.

4. Issuance of Series D Convertible Preferred Stock:

    In May 1999, an institutional investor and the institutional investor who purchased the Series B and Series C Convertible Preferred Stock (the Investor) purchased an aggregate of 10,000 shares of the Company's Series D Convertible Preferred Stock (the Preferred Stock) for $10.0 million, of which the Company received $9.5 million in net proceeds. The conversion price of the Preferred Stock is $7.65 and is fixed for the first 12 months. Thereafter, the conversion price may vary based upon the market price of the Company's common stock during the period immediately preceding conversion but will never exceed the fixed conversion price. The Preferred Stock has a six percent annual rate dividend payable quarterly in cash or common stock of the Company. The Company is required to redeem any unconverted Preferred Stock in May 2002 in either cash or common stock at the option of the Company. In connection with the Preferred Stock offering warrants to purchase 440,000 shares of the Company's common stock were issued. One-half of the warrants have an exercise price of $8.44 and the remaining warrants will have an exercise price base don a defined average market price of the Company's common stock on November 30, 1999. All the warrants expire five years from the date of the Preferred Stock offering. The Company also agreed, as a condition of the Preferred Stock offering, to reprice the warrant issued to the Investor pursuant to the Company's Series C Convertible Preferred Stock offering to $8.44 per share.

5. Long-Term Debt:

    The Company's debt agreements contain certain restrictive covenants, among other requirements, relating to the Company's current ratio, tangible net worth, debt to net worth ratio and debt service coverage ratio. At October 2, 1999, the Company was not in compliance with the tangible net worth and current ratio covenants. The lenders have previously agreed to waive the current ratio covenant through January 1, 2000. In addition, the Company has not made certain of its scheduled principal and interest payments for the months of October and November 1999. The Company has requested waivers for its existing loan covenant violations and also, from certain of its lenders, the ability to utilize a portion of its restricted cash to fund principal and interest payments. The Company expects to be out of compliance with its covenants in the future unless the Company obtains a significant equity investment that places the Company back in compliance, or unless the lenders agree to modify the covenants. As a result, the majority of the Company's long-term debt has been classified as a current liability. Future losses of the Company or the inability to obtain additional equity financing may result in additional covenant violations. There can be no assurance that such financing will be available on terms satisfactory to the Company. Absent a waiver by the lenders of the covenants and the non-payment of principal and interest payments, or amendment of the applicable agreements, the non-compliance with covenants and the non-payment of principal and interest payments constitutes an event of default in the agreements, and the lender(s) could (but currently have not) demand immediate repayment of the entire obligation(s). The Company has also defaulted on the payments under its lease for October and November 1999, its semi-annual real estate taxes in October 1999 and on the payment of a tax increment financing shortfall payment for October 1999. The failure of the Company to make these payments constitutes a breach of the Company's lease agreement on its manufacturing and administrative facility. As of November 15, 1999, the Company had not paid approximately $780,000 of principal and interest payments, lease payments and real estate taxes currently due with a total of approximately $22.0 million outstanding under the related debt agreements.

6. Commitments:

Management Agreements

    Subsequent to October 2, 1999, the Company and management entered into agreements that provide for severance amounts to be paid out if the employment of such persons is terminated following a change in control of the Company, as defined.

Consulting Agreements

    On August 27, 1999, the Company entered into agreements with Platinum Management and Platinum Capital, each associated with The Platinum Group. The Platinum Group provides a variety of business consulting and services. Under the agreement with Platinum Management, Platinum Management has agreed to provide the Company with a wide variety of ongoing business consulting services. In addition, under the management agreement, Platinum Management provides the services of the Company's Chief Operating Officer. Each Platinum agreement has an initial term of six months, subject to extension by mutual agreement of the parties. Either party may terminate either Platinum agreement upon 15 days notice to the other party.

    Under the agreement with Platinum Capital, Platinum Capital has agreed to provide the Company with a wide variety of ongoing capital structure and capital raising consulting services. In addition, under the Platinum Capital agreement, Platinum Capital provides the services of the Company's Chief Financial Officer.

    Each of the Platinum agreements provides for bi-weekly cash payments to Platinum. In addition, a warrant to purchase up to 214,170 shares of Common Stock of the Company was issued to Platinum under the management agreement. The management warrant has an exercise price of $3.188 and expires five years from the date of execution of the agreement. The management warrant vests over two years. A warrant to purchase up to 214,170 shares of Common Stock of the Company was also issued to Platinum under the capital agreement. The capital warrant has an exercise price of $3.188 and expires five years from the date of execution of the agreement. The capital warrant vests partially over one year and partially based on performance.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    The Company designs, manufactures, markets and sells a proprietary brand of premium heavyweight cruiser motorcycles. On January 30, 1999, the Company produced and shipped its first revenue motorcycle, a heavyweight cruiser named the Excelsior-Henderson Super X (the "Super X"). The Company is transitioning from the development stage to an operating company and its operations are subject to all of the risks inherent in such transition. Primarily as a result of the pre-operating and operating expenses described below in "Results of Operations," the Company's accumulated deficit as of October 2, 1999 was $53.0 million. The Company expects to incur continued operating losses during Fiscal 1999 and expects its net loss for Fiscal 1999 will exceed $23 million. However, the Company anticipates that overall expense levels for the remainder of Fiscal 1999 will be lower as the Company adjusts expenses to expected sales of its motorcycles.

    As of November 19, 1999, the Company's currently available resources, which included cash and cash equivalents, totaled approximately $1.0 million. The Company is currently working with an investment-banking firm to obtain additional financing and, in addition, is seeking other potential strategic alternatives. There can be no assurance, however, that sufficient additional financing or any strategic transactions will be available, or, if available, will be on terms favorable to the Company or its shareholders.

    On September 2, 1999, the Company announced that it had commenced a restructuring of its business operations. The restructuring was intended to reduce costs and balance production volumes with current distribution capabilities. As a part of the restructuring, the Company reduced the number of its employees on September 2 from 216 to 119, which reduction affected both production (direct labor) and non-production employees. In addition, concurrent with the restructuring, the Company appointed a Chief Operating Officer, a Chief Financial Officer and a Vice President of Sales and Marketing. The Company also retained the services of a business consulting firm that advised the Company on the restructuring and that provided the Company with the Chief Operating Officer and Chief Financial Officer.

Results of Operations

Three Months Ended October 2, 1999 Compared to the Three Months Ended October 3, 1998

    Net Sales.  Primarily all of the Company's net sales for the three months ended October 2, 1999 were due to sales of the Company's motorcycles. The Company shipped 692 motorcycles to its dealer distribution network during the three months ended October 2, 1999. Net sales also included sales of accessories, parts, and merchandise and apparel. The Company anticipates net sales will decrease in the fourth quarter of Fiscal 1999 to an estimated 500 motorcycles due to seasonality in the existing dealer distribution network.

    Gross Margin.  The negative gross margin for the three months ended October 2, 1999 was due to the cost of raw materials and the inability to fully cover the labor and overhead costs incurred to produce the Company's motorcycles through production volumes. The Company anticipates that it will have a negative gross margin for the fourth quarter of Fiscal 1999 but that the gross margin will continue to improve as the Company implements component cost reduction initiatives and as the reduction in direct labor costs is reflected over a full quarter of operations.

    Research and Development Expenses.  Research and development expenses decreased to $0.9 million during the three months ended October 2, 1999 from $4.3 million in the comparable prior period. In the third quarter of 1998, research and development expenses reflected increases in staffing and increased product design and development costs, as well as expenses for developing prototypes. In the third quarter of Fiscal 1999, research and development expenses reflected continued testing and modification of the Super X motorcycle and the continued development of additional models. The Company believes that it can leverage its prior research and development expenditures over additional future product introductions. Therefore, the Company anticipates research and development expenses will decrease in the fourth quarter of Fiscal 1999 because of such previous expenditures and due to the restructuring that occurred during the third quarter.

    Sales and Marketing Expenses.  Sales and marketing expenses decreased to $0.9 million during the three months ended October 2, 1999 from $1.7 million in the comparable prior period. The decrease was primarily due to more focused participation at various marketing events, decreased advertising and promotion costs during the period and the restructuring. For the remainder of Fiscal 1999, the Company anticipates increased sales and marketing expenses due to the implementation of various sales and marketing programs to assist the dealer distribution network in selling the Company's motorcycles. The Company has been adding new dealers to its dealer distribution network to create additional sales and service points. The Company has approximately 127 dealers as of the date of this report.

    General and Administrative Expenses.  General and administrative expenses increased to $1.4 million during the three months ended October 2, 1999 from $1.2 million in the comparable prior period. The increase was primarily due to staffing increases prior to the restructuring, increases in insurance costs and general operating expenses during its transition from the development stage to an operating company and amortization of software development costs. The Company anticipates general and administrative expenses to decrease in the fourth quarter of Fiscal 1999 due to the restructuring.

    Interest Income.  Interest income decreased to $80,000 during the three months ended October 2, 1999 from $240,000 in the comparable prior period due to decreased average levels of cash, cash equivalents and short-term investments held by the Company. See "Liquidity and Capital Resources."

    Interest Expense and Other.  Interest expense and other increased to $930,000 during the three months ended October 2, 1999 from $470,000 in the comparable prior period due to increased average levels of debt outstanding and the expense associated with the Company's agreement with an independent third-party finance company to assume the trade accounts receivable from the majority of the Company's dealer network. See "Liquidity and Capital Resources."

Nine Months Ended October 2, 1999 Compared to the Nine Months Ended October 3, 1998

    Net Sales.  During the nine months ended October 2, 1999, the Company started selling its motorcycles to its domestic dealer distribution network. Primarily all of the Company's net sales for the nine months ended October 2, 1999 were due to sales of the Company's motorcycles. The Company shipped 1,543 motorcycles to its dealer distribution network during the nine months ended October 2, 1999. Net sales also included sales of accessories, parts, and merchandise and apparel.

    Gross Margin.  The negative gross margin for the nine months ended October 2, 1999 was due to initial production start-up costs, delays in motorcycle production, the cost of raw materials and the inability to fully cover the labor and overhead costs incurred to produce the Company's motorcycles through production volumes.

    Research and Development Expenses.  Research and development expenses decreased to $3.4 million during the nine months ended October 2, 1999 from $8.5 million in the comparable prior period. During the nine months ended October 2, 1998, research and development expenses reflected increases in staffing and increased product design and development costs, as well as expenses for developing prototypes. During the nine months ended October 2, 1999, research and development expenses reflected continued testing and modification of the Super X motorcycle and the continued development of additional models.

    Sales and Marketing Expenses.  Sales and marketing expenses increased to $3.7 million during the nine months ended October 2, 1999 from $3.3 million in the comparable prior period. The increase was primarily due to staffing increases, overall increased advertising and promotion costs, increased participation at various marketing events and dealer network development.

    General and Administrative Expenses.  General and administrative expenses increased to $4.3 million during the nine months ended October 2, 1999 from $3.7 million in the comparable prior period. The increase was primarily due to staffing increases, increases in insurance costs and general operating expenses during its transition from the development stage to an operating company and amortization of software development costs.

    Interest Income.  Interest income decreased to $370,000 during the nine months ended October 2, 1999 from $910,000 in the comparable prior period due to decreased average levels of cash, cash equivalents and short-term investments held by the Company. See "Liquidity and Capital Resources."

    Interest Expense and Other.  Interest expense and other increased to $2.5 million during the nine months ended October 2, 1999 from $1.2 million in the comparable prior period due to increased average levels of debt outstanding and the expense associated with the Company's agreement with an independent third-party finance company to assume the trade accounts receivable from the majority of the Company's dealer network. See "Liquidity and Capital Resources."

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

Liquidity and Capital Resources

    As of November 19, 1999, the Company's currently available resources, which included cash and cash equivalents, totaled approximately $1.0 million. The Company is currently working with an investment-banking firm to obtain additional financing and, in addition, is seeking other potential strategic alternatives.

    The Company had cash and cash equivalents of $2.4 million at October 2, 1999, as compared to $4.7 million at January 2, 1999. The decrease is due primarily to cash paid for operating expenses, inventory purchases, and property and equipment additions. Such decrease was offset by proceeds from restricted cash draws, proceeds from a multi-advance working capital loan, net proceeds from the Series C and D Convertible Preferred Stock offerings (see below) and revenue from product sales.

    In addition, the Company's debt agreements contain certain restrictive covenants, among other requirements, relating to the Company's current ratio, tangible net worth, debt to net worth ratio and debt service coverage ratio. At October 2, 1999, the Company was not in compliance with the tangible net worth and current ratio covenants. The lenders have previously agreed to waive the current ratio covenant through January 1, 2000. In addition, the Company has not made certain of its principal and interest payments for the months of October and November 1999. The Company has requested waivers for its existing loan covenant violations and, from certain of its lenders, the ability to utilize a portion of its restricted cash to fund principal and interest payments. The Company expects to be out of compliance with its covenants in the future unless the Company obtains a significant equity investment that places the Company back in compliance, or unless the lenders agree to modify the covenants. As a result, the majority of the Company's long-term debt has been classified as a current liability. Future losses of the Company or the inability to obtain additional equity financing may result in additional covenant violations. There can be no assurance that such financing will be available on terms satisfactory to the Company. Absent a waiver by the lenders of the covenants and the non-payment of principal and interest payments, or amendment of the applicable agreements, the non-compliance with covenants and the non-payment of principal and interest payments constitute an event of default in the agreements and the lender(s) could (but currently have not) demand immediate repayment of the entire obligation(s). The Company has also defaulted on the payments under its lease for October and November 1999, its semi-annual real estate taxes in October 1999 and on the payment of a tax increment financing shortfall payment for October 1999. The failure of the Company to make these payments constitutes a breach of the Company's lease agreement on its manufacturing and administrative facility. As of November 15, 1999, the Company had not paid approximately $780,000 of principal and interest payments, lease payments and real estate taxes currently due with a total of approximately $22.0 million outstanding under the related debt agreements.

Issuance of Series C Convertible Preferred Stock

    In January 1999, an institutional investor (the "Investor") purchased 3,000 shares of the Company's Series C Convertible Preferred Stock ("Series C") for a gross purchase price of $3.0 million, from which the Company received $2.8 million in net proceeds. Until September 1999, the conversion price of the Series C was fixed (the "fixed conversion price"). The conversion price now adjusts based on a defined average market price of the Company's common stock (the "Market Price"), but will never exceed the fixed conversion price. If the Market Price is less than $5.00 per share on the date of conversion, then the Series C conversion price will be 105% of such Market Price. The Company is required to redeem any unconverted Series C (and any unconverted shares of its Series B Convertible Preferred Stock ("Series B") issued to the Investor in September 1999) in September 2001 in either cash or common stock at the option of the Company.

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

    As of November 10, 1999, the Company has received conversion notices from the Investor to convert 6,800 shares of the Series B into 2,210,197 shares of common stock of the Company. As of November 10, 1999, there were outstanding 3,200 shares of Series B and 3,000 shares of Series C.

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

    Notwithstanding the foregoing, each holder is not permitted to hold at any point in time an amount of common stock issued upon conversion of the Series D that is greater than 4.99% of the then outstanding shares of the Company's common stock. In addition, if the aggregate amount of shares of common stock of the Company issued upon conversion of the Series D exceeds 20% of the outstanding shares of common stock of the Company, the Company would be required, at its option, to either (A) submit such issuances of common stock in excess of 20% for the approval of the Company's shareholders and honor the conversion of the amounts in excess of 20%; or (B) redeem all of the outstanding shares of Series D from the holders at the face amount of the Preferred Stock ($1,000 per share). The provision in the preceding clause (A) is required by the Marketplace Rules of the Nasdaq Stock Market.

    In addition, warrants to purchase 440,000 shares of the Company's common stock were issued in connection with the Series D offering. The warrants expire five years from the date of the Series D offering. As a condition to the purchase of the Series D by the Investor, the Company also agreed to reprice the warrant issued to the Investor pursuant to the Series C offering.

    As of November 10, 1999, there were outstanding 10,000 shares of Series D.

Agreement with the Platinum Group

    On August 27, 1999, the Company entered into a letter agreement with Platinum Management and Platinum Capital, each associated with The Platinum Group. The Platinum Group provides a variety of business consulting and services. Under the agreement with Platinum Management, Platinum has agreed to provide the Company with a wide variety of ongoing business consulting services. In addition, under the management agreement, Platinum provides the services of the Company's Chief Operating Officer. Each Platinum agreement has an initial term of six months, subject to extension by mutual agreement of the parties. Either party may terminate either Platinum agreement upon 15 days notice to the other party.

    Under the Agreement with Platinum Capital, Platinum has agreed to provide the Company with a wide variety of ongoing capital structure and capital raising consulting services. In addition, under the capital agreement, Platinum provides the services of the Company's Chief Financial Officer.

    Each of the Platinum agreements provides for bi-weekly cash payments to Platinum, which payments cover all services provided by Platinum. In addition, a warrant to purchase up to 214,170 shares of Common Stock of the Company was issued to Platinum under the management agreement. The management warrant has an exercise price of $3.188 and expires five years from the date of execution of the agreement. The management warrant vests over two years. A warrant to purchase up to 214,170 shares of Common Stock of the Company was also issued to Platinum under the capital agreement. The capital warrant has an exercise price of $3.188 and expires five years from the date of execution of the agreement. The capital warrant vests partially over one year and partially based on performance.

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

•	The Company is currently working with an investment-banking firm to obtain additional financing and, in addition, is seeking other potential strategic alternatives.

There can be no assurance that additional debt or equity financing, or any strategic transactions, will be available or, if available, will be on terms favorable to the Company or its shareholders. Any additional equity financing may cause substantial dilution to existing equity holders. In addition, if the Company's estimates of the amount of cash to be received from operations during the remainder of Fiscal 1999, or the amount of debt and equity financing needed, are incorrect due to the inability of the Company to produce quality motorcycles at an increasing volume, reduce per unit production costs, lower overall expenses, manage inventory effectively, or sell its motorcycles, or other unanticipated events, then the Company would be required to obtain additional financing beyond its current estimates.
•
The Company is transitioning from the development stage to an operating company; the Company expects to incur continued operating losses during Fiscal 1999 and expects its net loss for Fiscal 1999 will exceed $23 million; the Company anticipates that overall expense levels for the remainder of Fiscal 1999 will be lower as the Company adjusts expenses to expected sales of its motorcycles; the Company anticipates net sales will decrease in the fourth quarter of Fiscal 1999 to an estimated 500 motorcycles due to seasonality in the existing dealer distribution network; the Company anticipates that it will have a negative gross margin for the fourth quarter of 1999 but that the gross margin will continue to improve as the Company implements component cost reduction initiatives and as the reduction in direct labor costs is reflected over a full quarter of operations.

The Company commenced revenue-producing operations in the first quarter of Fiscal 1999. As of July 3, 1999, the Company had an accumulated deficit of $47.8 million. There can be no assurance that the Company will become profitable. During the transition to an operating company, the Company must successfully increase the production volume of the Super X, produce a high-quality motorcycle, control production costs, and sell all of the motorcycles it produces. In addition, the Company must successfully control overall expense levels. The amount of the Company's net loss for Fiscal 1999 will be directly dependent on the Company's ability to successfully address the foregoing factors.

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

Factors that may affect the ability of the Company to successfully control overall expense levels include the ability of the Company to improve its management capabilities, and improve its sales, marketing and production processes.

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
•
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company anticipates that it will be exposed to market risk from changes in foreign exchange and interest rates with respect to its components obtained from foreign sources. The Company is currently analyzing such risk and will attempt to reduce such risk through the use of certain financial instruments. In addition, the Company has entered into an import letter of credit in the amount of $360,000 for the benefit of a foreign vendor.

    In addition, the Company's earnings would be affected by changes in short-term interest rates as a result of its borrowings under its multi-advance working capital loan. Based on outstanding borrowings, it is estimated that a one-percent increase in short-term interest rates would not have a material impact on interest expense or net loss.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

    Not applicable

ITEM 2. Changes in Securities

    Not applicable.

ITEM 3. Defaults upon Senior Securities

    As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," the Company is currently in default under a number of its debt instruments. Please refer to such section for a complete discussion of such defaults.

ITEM 4. Submission of Matters to a Vote of Security Holders

    Not applicable

ITEM 5. Other Information

    Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as Amended.(1)
3.3	By-Laws of the Company.(11)
4.1	Securities Purchase Agreement dated as of September 3, 1998, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.(5)
4.2	Registration Rights Agreement dated as of September 3, 1998, by and between Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.(5)
4.3	Amended Statement of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Minnesota on September 3, 1998.(5)
4.4	Form of Common Stock Purchase Warrant Certificate dated September 3, 1998.(5)
4.5	Statement of Designation of Rights, Preferences and Limitations of Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Minnesota on January 20, 1999.(6)
4.6	Promissory Note, dated December 1, 1997, from the Company to Minnesota Agricultural and Economic Development Board.(6)
4.7	Specimen Taxable Industrial Development Revenue Bond (Excelsior-Henderson Project) Series 1998.(6)
4.8	Statement of Designation of Rights, Preferences and Limitations of Series D Convertible Preferred Stock, filed on May 3, 1999.(7)
4.9	Registration Rights Agreement, dated as of April 30, 1999, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.(8)
4.10	Form of Common Stock Purchase Warrant Certificate for the purchase of shares of Common Stock of Excelsior-Henderson Motorcycle Manufacturing Company.(9)
4.11	Securities Purchase Agreement, dated as of April 30, 1999, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein.(10)
10.1	Loan Agreement, dated as of November 1, 1997, by and between Minnesota Agricultural and Economic Development Board and the Company.(6)
10.2	Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of Belle Plaine, Minnesota and the Company.(6)
10.3	Assignment of Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of Belle Plaine, Minnesota, Finova Public Finance, Inc. and the Company.(6)
10.4	Contract for Private Development by and among City of Belle Plaine, Minnesota and Belle Plaine Economic Development Authority Belle Plaine, Minnesota and the Company dated as of December 31, 1996.(2)
10.5	Assignment, Assumption and Amendment of Development Contract by and among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC dated April 21, 1997.(3)
10.6	Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(3)
10.7	Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997.(3)
10.8	Guaranty by Ryan Companies US, Inc. in favor of the Company dated April 21, 1997.(3)
10.9	Amended and Restated 1995 Stock Option Plan.(3)
10.10	Loan Agreement, dated as of December 22, 1998, by and between the Company and Dakota Bank.(6)
10.11	Form of Employee Agreement.(4)
10.12	Letter Agreement, dated August 27, 1999, between Platinum Management, LLC and the Company.
10.13	Letter Agreement, dated August 27, 1999, between Platinum Capital LLC and the Company.
27	Financial Data Schedule for the quarterly period ended October 2, 1999.

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

    None.

EXCELSIOR-HENDERSON MOTORCYCLE
MANUFACTURING COMPANY

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR-HENDERSON MOTORCYCLE MANUFACTURING COMPANY
DATE: November 22, 1999	By:	/s/ TERRANCE L. ADAMS Terrance L. Adams, Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company	Incorporated by Reference
3.3	By-Laws of the Company	Incorporated by Reference
4.1	Securities Purchase Agreement dated as of September 3, 1998, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein	Incorporated by Reference
4.2	Registration Rights Agreement dated as of September 3, 1998, by and between Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein	Incorporated by Reference
4.3	Amended Statement of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Minnesota on September 3, 1998	Incorporated by Reference
4.4	Form of Common Stock Purchase Warrant Certificate dated September 3, 1998	Incorporated by Reference
4.5	Statement of Designation of Rights, Preferences and Limitations of Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Minnesota on January 20, 1999	Incorporated by Reference
4.6	Promissory Note, dated December 1, 1997, from the Company to Minnesota Agricultural and Economic Development Board	Incorporated by Reference
4.7	Specimen Taxable Industrial Development Revenue Bond (Excelsior-Henderson Project) Series 1998	Incorporated by Reference
4.8	Statement of Designation of Rights, Preferences and Limitations of Series D Convertible Preferred Stock, filed on May 3, 1999	Incorporated by Reference
4.9	Registration Rights Agreement, dated as of April 30, 1999, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein	Incorporated by Reference
4.10	Form of Common Stock Purchase Warrant Certificate for the purchase of shares of Common Stock of Excelsior-Henderson Motorcycle Manufacturing Company	Incorporated by Reference
4.11	Securities Purchase Agreement, dated as of April 30, 1999, by and among Excelsior-Henderson Motorcycle Manufacturing Company and the Buyers listed therein	Incorporated by Reference
10.1	Loan Agreement, dated as of November 1, 1997, by and between Minnesota Agricultural and Economic Development Board and the Company	Incorporated by Reference
10.2	Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of Belle Plaine, Minnesota and the Company	Incorporated by Reference
10.3	Assignment of Loan Agreement, dated as of July 1, 1998, by and between Economic Development Authority of the City of Belle Plaine, Minnesota, Finova Public Finance, Inc. and the Company	Incorporated by Reference
10.4	Contract for Private Development by and among City of Belle Plaine, Minnesota and Belle Plaine Economic Development Authority, Belle Plaine, Minnesota and the Company dated as of December 31, 1996	Incorporated by Reference
10.5	Assignment, Assumption and Amendment of Development Contract by and among the City of Belle Plaine, Minnesota, Belle Plaine Economic Authority, Belle Plaine, Minnesota, the Company, and Ryan Belle Plaine, LLC dated April 21, 1997	Incorporated by Reference
10.6	Lease Agreement between Ryan Belle Plaine, LLC and the Company dated April 21, 1997	Incorporated by Reference
10.7	Construction Agreement by and between Ryan Belle Plaine, LLC and the Company dated April 21, 1997	Incorporated by Reference
10.8	Guaranty by Ryan Companies US, Inc. in favor of the Company dated April 21, 1997	Incorporated by Reference
10.9	Amended and Restated 1995 Stock Option Plan	Incorporated by Reference
10.10	Loan Agreement, dated as of December 22, 1998, by and between the Company and Dakota Bank	Incorporated by Reference
10.11	Form of Employee Agreement	Incorporated by Reference
10.12	Letter Agreement, dated August 27, 1999, between Platinum Management, LLC and the Company	Filed Electronically
10.13	Letter Agreement, dated August 27, 1999, between Platinum Capital LLC and the Company	Filed Electronically
27	Financial Data Schedule for the quarterly period ended April 3, 1999	Filed Electronically

QuickLinks

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

SIGNATURES

INDEX TO EXHIBITS